Form 10-Q
period 2023-09-30
Signing Day Sports, Inc.
filed 2023-12-28
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-41863

SIGNING DAY SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-2792157
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

8355 East Hartford Rd., Suite 100, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480) 220-6814
(Registrant’s telephone number, including area code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	SGN	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 27, 2023, there were a total of 13,248,552 shares of the registrant’s Common Stock, $0.0001 par value per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2023

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	59

Item 4.	Controls and Procedures	59

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings	60

Item 1A.	Risk Factors	60

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities	60

Item 3.	Defaults Upon Senior Securities	62

Item 4.	Mine Safety Disclosures	62

Item 5.	Other Information	62

Item 6.	Exhibits	62

Signatures	64

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.

Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$22,517	$254,409
Accounts receivable	-	15,670
Prepaid expense	7,816	13,841
Current operating lease right of use asset	82,353	-
Other current assets	-	17,412

Total current assets	112,686	301,332

Property and equipment, net	14,102	10,302
Intangible assets	16,501	22,000
Operating lease right of use asset	145,214	-
Internally developed software	1,078,956	12,529
Deferred tax asset	100,000	100,000
Deferred offering cost	431,431	-
Other assets	24,000	8,000

Total assets	$1,922,890	$454,163

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,696,840	$614,158
Accrued liabilities	1,025,380	512,688
Deferred revenue	4,259	44,073
Deferred rent	-	9,894
Current operating lease right of use liability	82,353	13,924
Tenant deposit	9,894	9,894
Convertible notes - current maturities	-	1,315,000
Loans payable	678,666	120,000

Total current liabilities	3,497,392	2,639,631

Non-current liabilities
Convertible and nonconvertible notes - net of current maturities, less unamortized debt issuance costs	9,804,857	5,917,080
Noncurrent operating lease liability	165,754	-

Total liabilities	$13,468,003	$8,556,711

Stockholders' deficit
Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 7,737,652 and 8,086,152 shares issued and outstanding as of September 30, 2023, and December 31, 2022 respectively.	760	809
Additional paid-in capital	2,610,753	3,377,459
Subscription Receivable	(11)	-
Accumulated deficit	(14,156,615)	(11,480,816)

Total stockholders' deficit	(11,545,113)	(8,102,548)

Total liabilities and stockholders' deficit	$1,922,890	$454,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues, net	$55,212	$3,352	$226,042	$71,701
Cost of revenues	10,238	162,050	36,273	680,557

Gross profit (loss)	44,974	(158,698)	189,769	(608,856)

Operating cost and expenses
Advertising and marketing	75,565	131,075	312,295	818,028
General and administrative	567,522	733,191	1,838,026	3,329,038

Total operating expenses	643,087	864,266	2,150,321	4,147,066

Net income (loss) from operations	(598,113)	(1,022,964)	(1,960,552)	(4,755,922)

Other income (expense)
Interest expense	(309,271)	-	(764,719)	-
Interest income	-	5	-	1,100
Other expense	(2,347)	-	-	(53,640)
Other Income	(9,894)	29,682	49,470	85,724

Total other income (expense)	(321,512)	29,687	(715,249)	33,184

Net loss	$(919,625)	$(993,277)	$(2,675,801)	$(4,722,737)

Weighted average common shares outstanding - basic and diluted	7,614,070	5,421,113	7,614,070	5,421,113

Net loss per common share - basic and diluted	0.12	0.18	0.35	0.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

Consolidated Statements of Changes In Stockholders’ Deficit

(Unaudited)

	Common Stock			Subscription	Accumulated	Total Stockholders'
	Shares	Amount	Additional	Receivable	Deficit	Deficit

Balance at December 31, 2021	7,495,104	$750	$1,245,267	-	$(4,807,002)	$(3,560,985)

Net loss	-	-	-	-	(2,016,227)	(2,016,227)

Balance at March 31, 2022	7,495,104	750	1,245,267		(6,823,229)	(5,577,212)

Net loss	-	-	-	-	(3,729,460)	(3,729,460)

Balance at June 30, 2022	7,495,104	$750	$1,245,267	-	$(10,552,689)	$(9,306,672)

Balance at December 31, 2022	8,086,152	$809	3,377,459	-	(11,480,816)	(8,102,548)

Stock-based compensation expense	-	-	178,333	-	-	178,333

Stock repurchase and retirement	(600,000)	(60)	(799,940)	-	-	(800,000)

Net loss	-	-	-	-	(865,251)	(865,251)

Balance at March 31, 2023 (Restated)	7,486,152	$749	2,755,852	-	(12,346,067)	(9,589,466)

Stock-based compensation expense adjustment	-	-	(145,099)	-	-	(145,099)

Issuance of common stock	105,000	11	-	(11)	-	-

Net loss	-	-	-	-	(890,923)	(890,923)

Balance at June 30, 2023	7,591,152	$760	$2,610,753	(11)	$(13,236,990)	$(10,625,488)

Net loss	-	-	-	-	(919,625)	(919,625)

Balance at Sept. 30, 2023	7,591,152	$760	$2,610,753	(11)	$(14,156,615)	$(11,545,113)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,675,801)	$(4,722,737)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	(3,800)	-
Stock-based compensation	33,283	-
(Increase) decrease in assets:
Accounts receivable	15,670	1,130
Prepaid and other assets	7,437	185,027
Operating lease right of use asset	(227,567)	-
Deferred offering costs	(431,431)	-
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	1,595,376	77,780
Deferred revenue	(39,814)	(32,268)
Deferred rent	(9,894)	(31,960)
Lease liabilities	234,183	(22,312)

Net cash used in operating activities	(1,502,358)	(4,545,340)

Cash flows from investing activities
Development of internal software	(1,066,427)	(648,791)
Purchase of intellectual property	5,499	(22,000)

Net cash used in investing activities	(1,060,928)	(670,791)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,572,777	700,000
Proceeds from loans	558,666	120,000
Proceeds from issuance of common stock	(49)	-
Distribution to member	(800,000)	-

Net cash provided by financing activities	2,331,394	820,000

Net decrease in cash and cash equivalents	(231,892)	(4,396,131)

Cash and cash equivalents, beginning of period	254,409	4,687,550

Cash and cash equivalents, end of period	22,517	291,419

Supplemental cash flow information Cash paid for interest expense	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Note 1 - Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Signing Day Sports, Inc. (formerly known as Signing Day Sports, LLC) (“Company”) was formed and began operations in January 2019 and provides a digital ecosystem to help high school athletes get discovered and recruited by college coaches across the United States of America.

The Company’s website and mobile phone application provides an opportunity for athletes to create a personal profile by uploading measurables, videos of key drills, testing stats, academics and demographic information. Coaches can evaluate a prospect’s video, watch two separate prospects side by side simultaneously, and perform other actions with the video to visually evaluate talent. Intangible assets consist of development software, patented technology, customer lists, trademarks, software IP, and customer data in the form of verifiable video uploads, player statistics, and academic records.

Principles of Consolidation

The accompanying consolidated financial statements (sometimes referred to herein as “financial statements”) include the accounts of Signing Day Sports, Inc. and its subsidiaries (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated.

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $0.920 million and $2.676 million for the three and nine months ended September   30, 2023, respectively and $0.993 million and $4.723 million for the three and nine months ended September 30, 2022. We had cash used in operating activities of approximately $1.502 million and $4.545 million for the nine months ended September 30, 2023 and 2022, respectively, and have cumulative losses of approximately $20.8 million and $18.1 million as of September 30, 2023 and December 31, 2022, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

The Company is continuing its path to profitability through increased business development, marketing and sales of the Company’s multiple lines of subscriptions.

Failure to successfully continue to grow operational revenues could harm our profitability and adversely affect our financial condition and results of operations. We face all of the risks inherent in a new business, including the need for significant additional capital, management’s potential underestimation of initial and ongoing costs, and potential delays and other problems in connection with establishing sales channels.

We are continuing our plan to further grow and expand operations and seek sources of capital to pay our contractual obligations as they come due. Management believes that its current operating strategy will provide the opportunity for us to continue as a going concern as long as we are able to obtain additional financing; however, there is no assurance this will occur. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Concentrations of Credit Risk

The Company maintains its cash account in several deposit accounts, the balances of which are periodically more than federally insured limits. At September 30, 2023 and December 31, 2022, the Company had no amounts uninsured.

Receivables and Credit Policy

The Company estimates an allowance for doubtful accounts based upon an evaluation of the status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There were $0 of open receivables at September 30, 2023 and $15,670 at December 31, 2022. At September 30, 2023 and December 31, 2022, the Company believes the accounts receivable are fully collectable and has no reserve established.

Payment Terms

Users may access the Company’s website and application on either a free-trial or paid basis. During 2022 and 2021, certain organizations were also permitted to access the Company’s website and application under a separate free use arrangement. This free use arrangement was discontinued as of December 31, 2022. Users that are not eligible or no longer eligible for free-trial access are required to have subscriptions by making payment to the Company prior to access to the Company’s website and application, except that user organizations may have subscriptions by agreeing to make payment on a monthly installment basis.  If a required payment is not made, access to the Company’s website and application is suspended until the required payment is received.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from three to five years.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2023 and December 31, 2022.

Internally Developed Software

Software consists of an internally developed information system for use by the Company in matching athletes with qualified coaches. The Company has capitalized costs incurred with development and upgrades of the information systems in accordance with applicable accounting standards. Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. The Company amortizes these capitalized costs on a straight-line basis over the estimated useful life of the asset of five years.

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the nine months ended September 30, 2023 and 2022, the Company did not have an impairment charge.

Intangible Assets

Intangible assets consist of development software, patented technology, customer lists, trademarks, software IP, and customer data in the form of verifiable video uploads, player statistics, and academic records. Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment.

Stock Subscription Revenue

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on the balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under Accounting Standards Codification (“ASC”), 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

Fair Value Measurements

The Company uses the fair value framework that prioritizes the inputs to valuation techniques for recognizing financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 – This level consists of valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

Level 2 – This level consists of valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

Level 3 – This level consists of valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect assumptions about inputs that market participants would use in pricing an asset or liability.

The Company’s financial instruments also include accounts and receivable, accounts payable, and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

ASC 825-10, Financial Instruments, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with ASC 820, Fair Value Measurement.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of internally developed software and net operating loss and research and development tax credit carry forwards for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company converted to a C corporation in August of 2021. As a limited liability company for the 2020 year and through the date of conversion in 2021, the Company’s taxable loss was allocated to members in accordance with their respective percentage of ownership. Therefore, no provision for income taxes has been included in the financial statements for the period prior to the Company’s conversion to a C corporation.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of September 30, 2023 and December 31, 2022, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of September 30, 2023, the 2020 through 2022 tax years generally remain subject to examination by federal and state authorities.

Deferred Revenue

Deferred revenues are contract liabilities for collections on subscription agreements in excess of revenue recognized.

Revenue Recognition

The Company accounts for revenue under the guidance of ASC 606, Revenue from Contracts from Customers (“ASC 606”).

ASC 606 prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the ASC 606 guidance, an entity is required to perform the following five steps:

(1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Revenue from performance obligations satisfied at a point in time consist of sales to individuals representing a one-month subscription and are recognized at the end of the subscription.

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of September 30, 2023 and December 31, 2022, unamortized debt issuance costs are $315,143 and $387,920, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $75,565 and $312,295 for the three and nine months ended September 30, 2023, respectively, and $131,075 and $818,029 for the three and nine months ended September 30, 2022, respectively. Advertising costs are included in advertising and marketing expenses in the statements of operations.

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as the amortization period of the asset that otherwise would have been recognized is estimated to be one year or less.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Treasury stock

Treasury stock are shares the Company has acquired of the Company’s capital stock and have all been cancelled. The cost of the acquired shares is presented as a deduction from stockholders’ equity.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023 and December 31, 2022, 386,650 and 253,000, respectively, stock options were excluded from dilutive earnings per share as their effects were anti-dilutive.

Leases

At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use ("ROU") assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. At September 30, 2023, the Company does not have financial assets measured at amortized cost and the allowance is currently zero.

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Correction to Prior Period Financial Statements

During the three months ended September 30, 2023,  the Company determined that the unaudited consolidated financial statements for the three months ended March 31, 2023 and June 30, 2023, contained an immaterial misstatement. Under capitalization of internally developed software costs resulted in an understatement of cost of revenues and general and administrative expenses for the three months ended March 31, 2023 and unrecognized expenses resulted in an understatement of general and administrative expenses for the three months June 30, 2023. Because correcting the error in the current period would materially misstate those financial statements, the prior period(s) financial statements should be corrected, even though such revision previously was and continues to be immaterial to the prior period(s) financial statements. However, correcting prior period(s) financial statements for immaterial errors would not require previous filings to be amended (e.g., no Form 10-K/A required).

In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99” and “SAB 108”), Signing Day Sports evaluated these errors and determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports was not required. However, in order to provide consistency in the Consolidated Statement of Cash Flows and as permitted by SAB 108, revisions for these immaterial amounts to previously reported annual amounts are reflected in the financial information herein and will be reflected in future filings containing such financial information as permitted by SAB 108.

The following table presents the effects of the immaterial prior period adjustment on the consolidated balance sheet (unaudited) of March 31, 2023:

	As of March 31, 2023
	As Reported	Correction of Error	As Adjusted
Software development & intangible assets	$447,869	$86,972	$534,841
Accounts Payable	991,754	16,456	1,008,210
Accumulated deficit	(12,416,583)	70,516	(12,346,067)

The following table presents the effects of the immaterial prior period adjustment on the consolidated statement of operations (unaudited) for the three months ended March 31, 2023:

	For the Three Months Ended March 31, 2023
	As Reported	Correction of Error	As Adjusted
Cost of revenues	$71,439	$66,898	$4,541
General and administrative expenses	$676,685	$3,618	$673,067
Net loss	(935,767)	70,516	(865,251)
Net loss per common share – basic and diluted	$0.12	$0.01	$0.11

The following table presents the effects of the immaterial prior period adjustment on the consolidated balance sheet (unaudited) of June 30, 2023:

	As of June 30, 2023
	As Reported	Correction of Error	As Adjusted
Unamortized Debt Issuance Costs	$477,424	$83,219	$394,205
Accounts Payable	924,501	109,688	1,034,189
Accumulated deficit	(13,134,383)	192,907	(13,326,990)

The following table presents the effects of the immaterial prior period adjustment on the consolidated statement of operations (unaudited) for the three months ended June 30, 2023:

	For the Three Months Ended June 30, 2023
	As Reported	Correction of Error	As Adjusted
General and administrative expenses	586,716	$78,678	$667,540
Net loss	(812,245)	78,678	(890,923)
Net loss per common share – basic and diluted	$0.11	$0.01	$0.12

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue from contracts with customers recognized over time	$10,317	$812	$93,487	$66,883

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	September 30, 2023	December 31, 2022
Contract liabilities (deferred revenue)	$4,259	$44,073

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$10,317	$812	$45,846	$63,800

Note 3 - Property, Plant and Equipment

The Company’s property, plant and equipment include the following:

		Accumulated
	Cost Basis	Depreciation	Net
		September 30, 2023
Office Furniture	$18,021	$3,919	$14,102

December 31, 2022
Office Furniture	$12,380	$(2,078)	$10,302

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

	September 30, 2023
		Accumulated
	Cost	Amortization	Impairment	Net

Internally developed software	$1,178,616	$110,646	$-	$1,067,970

	December 31, 2022
		Accumulated
	Cost	Amortization	Impairment	Net

Internally developed software	$820,951	$-	$(820,951)	$-

During Q4 2022, the Company recognized an impairment loss on its internally developed software amounting to $820,951 due to a decrease in projected revenues, writing down the asset to zero as of December 31, 2022. The Company did not have an impairment charge for the nine months ended September 30, 2023.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
		September 30, 2023
Intellectual property	$22,000	$(5,499)	$16,501
Proprietary technology	18,700	(7,714)	10,986
Total	$40,700	$(13,213)	$27,487

		December 31, 2022
Intellectual property	$22,000	$-	$22,000
Proprietary technology	18,700	(6,171)	12,529
Total	$40,700	$(6,171)	$34,529

Intellectual property amortization expense for the three and nine months ended September 30, 2023 was $1,833 and $5,499, respectively. Proprietary technology amortization expense for the three and nine months ended September 30, 2022 was $514 and $1,543, respectively.

Note 6 - Notes Payable

Convertible and nonconvertible notes payable consists of:

	September 30, 2023	December 31, 2022
9 convertible notes payable, bear interest at 6%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon initial public offering (IPO) or other "sale of control" as defined in the agreement. If IPO or sale of control is not consummated by March 31, 2022, the Company has the option to repay notes at anytime prior to maturity date of October 15, 2024.	$3,300,000	$3,300,000

12 convertible notes payable, bear interest at 6%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon IPO or other "sale of control" as defined in the agreement. If IPO or sale of control is not consummated by March 31, 2022 the Company has the option to repay notes at anytime prior to maturity date of November 15, 2024.	1,205,000	1,205,000

6 convertible notes payable, bear interest at 6%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon IPO or other "sale of control" as defined in the agreement. If IPO or sale of control is not consummated by March 31, 2022 the Company has the option to repay notes at anytime prior to maturity date of December 23, 2024.	1,800,000	1,800,000

15 convertible notes payable, bear interest at 8%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon IPO or other "sale of control" as defined in the agreement. Notes may only be prepaid by the Company with the written consent of the holder prior to the maturity date of August 8, 2025.	1,465,000	-

11 nonconvertible notes payable, bear interest at 8%, no monthly payments, unsecured, notes have warrants that are payable upon IPO or other “sale of control” as defined in the agreement. Notes may be prepaid by the Company at any time in its sole discretion prior to the maturity on dates ranging from March 17, 2025 to May 2, 2025.	2,350,000	-
	$10,120,000	$7,620,000

Less unamortized debt issuance costs	(315,143)	(387,920)

Debt, less unamortized debt issuance costs	$9,804,857	$7,232,080

Future maturities of convertible notes payable are as follows:

Amount
Years ending December 31,
Remainder of 2023	$-
2024	6,305,000
2025	3,815,000
Total	$10,120,000

On August 7, 2023, the fifteen 8% convertible notes payable with an outstanding balance of $1,465,000 as of June 30, 2023 and that were due to mature on August 8, 2023 (“August 2023 Notes Payable”), were amended. The maturity date of the August 2023 Notes Payable were amended to August 8, 2025. Pursuant to the agreement, if the August 2023 Notes Payable are not re-paid by the amended maturity date, the outstanding balance will increase to 120% of the original principal amount. In addition, if the August 2023 Notes Payable are not repaid by the amended maturity date, the amendment provides for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price of approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance.

Offering of 15% OID Promissory Notes

On August 2, 2023, August 18, 2023, September 11, 2023, and September 22, 2023, the Company issued 15% Original-Issue-Discount (“OID”) promissory notes having total principal of $352,942 to certain accredited investors in a private placement for gross proceeds of $300,000. The principal under the OID promissory notes accrue 5% interest annually, and principal and interest under the notes must be repaid by December 31, 2023. The promissory notes may be prepaid without a premium or penalty. As of September 30, 2023, accrued interest under these promissory notes totaled $52,942.

Boustead acted as placement agent in this private placement. Pursuant to our engagement letter agreement with Boustead, we agreed to pay a commission equal to 7% of the gross proceeds, a non-accountable expense allowance equal to 1% of the gross proceeds, and payment of certain other expenses. However, Boustead waived its fees and expenses for this private placement.

Note 7 - Leases

The Company leases office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As a result of the sublease, the Company incurred a loss on the transaction of $43,785 during the year ended December 31, 2021, which is included within accrued liabilities in the accompanying balance sheet. The lease liability will be amortized over the remainder of the lease. As of June 30, 2023 and December 31, 2022, the unamortized balance was $0 and $13,924, respectively.

During 2021, the Company entered into a lease for office space with a related party with the lease commencing in January 2022. The office space was owned by John Dorsey. The lease agreement required monthly payments of approximately $20,800 plus tax, with an increase of three percent every year on each anniversary date until January 2026. In August 2022, the Company entered into a lease termination agreement whereby both parties agreed to terminate the lease and release each other from all future obligations.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Monthly rent was $7,491 per month plus rental tax. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023. Monthly rent ranges from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of December 31, 2022 and 2021, there were no leases with an expected term greater than 12 months.

The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Non-related party lease expense	$21,155	$57,695	$141,867	$106,627
Related party lease expense	$-	$21,268	$-	$148,876
Total operating lease expense	$21,155	$78,963	$141,867	$255,503

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2023	2022

Operating lease right of use asset	$259,121	$-
Less: operating asset lease accumulated depreciation	(11,014)	-
Net operating lease right of use asset	$248,107	-
Current operating lease liability	$82,353	$-
Noncurrent operating lease liability	165,754	-
Total operating lease liability	$248,107	$-

Future minimum lease payments under non-cancelable leases as of September 30, 2023 were as follows:

Amount
Years ending December 31,
Remainder of 2023	$22,077
2024	90,076
2025	92,784
2026	55,358
Total future minimum lease payments	$260,295
Less: interest	(12,188)
Total lease liability	$248,107

Note 8 - Income Taxes

Deferred tax assets consist of the following components as of September 30, 2023 and December 31, 2022:

	September 30, 2023	Dec. 31, 2022
Deferred Tax Asset (Liabilities)
Net operating loss carryforwards	$2,720,000	$1,860,000
Internally developed software	320,000	470,000
Furniture and fixtures	(3,000)	(3,000)
R&D Tax Credit Carryforwards	125,000	160,000
AZ Refundable R&D Tax Credit	100,000	100,000

Net deferred tax assets before valuation allowance	$3,262,000	$2,587,000

Less valuation allowance	(3,162,000)	(2,487,000)

Net deferred tax assets	$100,000	$100,000

The Company has a valuation allowance against most of the amount of its net deferred tax assets due to the uncertainty of realization of the deferred tax assets due to the operating loss history of the Company. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The valuation allowance could be reduced or eliminated based on future earnings and future estimates of taxable income.

The Company’s effective income tax rate is lower than what would be expected if the federal statutory rate were applied to income from continuing operations primarily because of expenses deductible for financial reporting purposes that are not deductible for tax purposes and tax-exempt income.

As of September 30, 2023 and December 31, 2022, the Company had approximately $10,500,000 and $7,900,000, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of September 30, 2023 and December 31, 2022, the Company has approximately $155,000 and $260,000, respectively, of federal and state research and development credits. The 2022 Arizona credit of $100,000 is refundable, and the remaining federal credit from 2022 will expire in 2042, and the 2021 credits expire in 2041.

Note 9 - Recapitalization

At inception, the Company was organized as a limited liability company (LLC). During 2020, The LLC formed two wholly- owned subsidiaries, Signing Day Sports Football, LLC (SDSF LLC) and Signing Day Sports Baseball, LLC (SDSB LLC).

Signing Day Sports, LLC, an Arizona limited liability company (“SDS LLC – AZ”), was formed on January 21, 2019. SDS LLC – AZ formed two wholly-owned subsidiaries, Signing Day Sports Football, LLC, an Arizona limited liability company (“SDSF LLC”), and Signing Day Sports Baseball, LLC, an Arizona limited liability company (“SDSB LLC”), on September 29, 2020 and November 25, 2020, respectively.

On June 5, 2020, a process to change SDS LLC – AZ into a Delaware corporation was initiated. On that date, a certificate of formation for Signing Day Sports, LLC, a Delaware limited liability company (“SDS LLC – DE”), and a certificate of conversion of SDS LLC – AZ into SDS LLC – DE, were filed with the Delaware Secretary of State. On September 9, 2021, a certificate of incorporation for Signing Day Sports, Inc., a Delaware corporation (“SDS Inc. – DE” or the “Company”), and a certificate of conversion of SDS LLC – DE into SDS Inc. – DE were filed with the Delaware Secretary of State. From September 9, 2021 to July 11, 2022, SDS Inc. – DE operated as the successor entity to SDS LLC – AZ, and SDS LLC – AZ continued to be registered as an active entity with the Arizona Corporation Commission while its conversion into SDS LLC – DE pended.

On July 11, 2022, an Agreement and Plan of Merger was entered into between SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE (the “Merger Agreement”). On the same date, pursuant to the Merger Agreement, a certificate of merger was filed with the Delaware Secretary of State and a statement of merger was filed with the Arizona Secretary of State effecting the merger of SDS LLC – AZ, SDSF LLC, and SDSB LLC with and into SDS Inc. – DE, and SDS Inc. – DE succeeded to the rights, property, obligations, and liabilities of each of SDS LLC – AZ, SDSF LLC, and SDSB LLC. In anticipation of the Merger Agreement and its consummation, in April 2022 and May 2022, SDS LLC – AZ, SDS Inc. – DE, and each of the members or stockholders of SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE, entered into Settlement Agreement and Releases (collectively, the “Settlement Agreements”), which provided, among other things, for the mutual general release of all claims by the parties against and relating to SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE, and confirmed the owners and related amounts of all outstanding shares of common stock of SDS Inc. represented by the capitalization table exhibit to the Settlement Agreements.

SDS Inc. – DE has 150,000,000 shares authorized. No shares were formally issued. On July 11, 2022, it was agreed that all previous members in SDS LLC -AZ owned 7,495,104 common shares of SDS Inc. – DE at the date of the merger.

Note 10 - Stockholder’s Deficit

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.0001 par value common stock as of September 30, 2023 and December 31, 2022, respectively. The Company has 7,737,652 and 8,086,152 shares issued and outstanding as of September 30, 2023 and December 31, 2022.

Reverse Stock Split

On April 14, 2023 (the "Effective Date"), the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. Upon the filing and effectiveness, April 14, 2023,  pursuant to the Delaware General Corporation Law of this Certificate of Amendment to the Certificate of Incorporation of the Corporation, each five (5) shares of Common Stock issued and outstanding immediately prior to the Effective Date shall, automatically and without any action on the part of the respective holder thereof, be combined and converted into one (1) share of Common Stock (the "Reverse Stock Split").

The Certificate of Amendment effected a 1-for-5 Reverse Stock Split on the Effective Date and was approved by shareholders on April 4, 2023, and the Board of Directors on April 11, 2023. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Treasury Stock

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, with Dennis Gile (the “Repurchase Agreement”), we paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 600,000 shares of common stock from Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share. Pursuant to the Repurchase Agreement, $695,000 of the $800,000 payment was made to the attorneys for John Dorsey, a former officer and director of the Company (the “Dorsey/Gile Settlement Payment”), as part of the settlement of a private lawsuit under a settlement agreement between Mr. Gile and Mr. Dorsey (the “Dorsey/Gile Lawsuit”) between these individuals and Dorsey LLC (the “Dorsey/Gile Settlement Agreement”). Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of a certificate from the Chief Financial Officer of the Company that the Repurchase will not impair the Company's capital within the meaning of Section 160 of the Delaware General Corporation Law (“DGCL”) or the Company’s ability to pay down its debts as they become due (the “CFO Certificate”). Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Gile/Dorsey Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment and transfer 40,000 shares of the Company to Mr. Dorsey. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release of the Company and did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement (as defined below). The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of 40,000 shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

Equity Incentive Plan

In August 2022, the Board of Directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), effective as of August 31, 2022. Awards that may be granted under the 2022 Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. The persons eligible to receive Awards are the Employees, Consultants and Directors of the Company and its Affiliates and such other individuals designated by the Committee who are reasonably expected to become Employees, Consultants and Directors after the receipt of Awards. The purpose of the 2022 Plan is to attract and retain the types of Employees, Consultants and Directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of Employees, Consultants and Directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business. The 2022 Plan shall be administered by the Committee or, in the Board’s sole discretion, by the Board. Subject to the terms of the Plan and the provisions of Section 409A of the Code (if applicable), the Committee’s charter and Applicable Laws, and in addition to other express powers and authorization conferred by the Plan. The Board reserved 750,000 shares of common stock issuable upon the grant of awards. Stock options comprise all of the awards granted since the 2022 Plan’s inception. As of September 30, 2023, there were 273,350 shares available for grant under the 2022 Plan and the Company had granted 90,000 restricted stock awards and 386,650 stock options to purchase common stock. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms.

The following table summarizes stock option activity for the nine months ended September 30, 2023:

		Weighted
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at December 31, 2022	262,000	$3.10
Granted	296,800	1.91
Exercised	-	-
Forfeited or expired	(176,508)	1.61

Outstanding at September 30, 2023	386,650	$2.99	$4,020

Exercisable at September 30, 2023	159,449	$3.04	$4,020

Nine Months Ended
September 30,
2023
Weighted average grant-date fair value of options granted during the period	$1.22

The following table summarizes restricted stock award activity for the nine months ended September 30, 2023:

	Restricted Stock Awards	Weighted Average Grant Date Fair value
Outstanding, beginning of year	-	$-
Granted	90,000	1.72
Vested	(45,000)	1.72
Cancelled	-	-

Outstanding, end of period	45,000	$1.72

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

Nine Months Ended
September 30,
2023
Risk-free interest rate	3.52%
Expected term (in years)	5.42
Expected volatility	50%
Expected dividend yield	$-

Private Placement

In March 2023 and April 2023 we conducted one private placement, and in May 2023 we completed a subsequent private placement in which we entered into subscription agreements with a number of accredited investors, pursuant to which we issued 8% unsecured promissory notes in the aggregate principal amount of $2,350,000, which bear interest at the annual rate of 8%, and accompanying warrants to purchase an aggregate of 940,000 shares of common stock exercisable at $2.50 per share. The warrants may be voluntarily exercised for cash prior to the maturity date of the promissory notes or will be automatically exercised as described below. The amount outstanding under the 8% unsecured promissory notes must be repaid upon the earlier to occur of the consummation of a Liquidity Event or the second anniversary of the initial closing date of the respective private placement (March 17, 2025 as to $1,500,000 principal and May 2, 2025 as to $850,000 principal). If a Liquidity Event occurs before the second anniversary of the initial closing date of the applicable private placement, the warrants will be automatically exercised as to the unexercised portion of the warrants, the outstanding balance under the 8% unsecured promissory notes will be deemed repaid in the amount of the exercise price for the automatic exercise of the unexercised portion of the related warrants, with any remaining balance owed on the promissory notes to be repaid in cash. If a Liquidity Event does not occur before the second anniversary of the initial closing date of the applicable private placement, then both principal and interest outstanding under the notes must be repaid in cash. The Company agreed to register the resale all of the shares of common stock that such warrants may or shall be exercised to purchase with the shares being registered for sale in the registration statement of which this prospectus forms a part. The Company must generally keep the registration statement effective for a period as shall be required to permit the investors to complete the offer and sale of their shares. The Company and the investors also provided customary mutual indemnification relating to any damages arising from such registration.

Boustead has acted as placement agent in these private placements. Pursuant to our engagement letter agreement with Boustead, in addition to a commission equal to 7% of the gross proceeds raised in the private placements, a non-accountable expense allowance equal to 1% of the gross proceeds raised in the private placements, and payment of certain other expenses, we agreed to issue Boustead five-year warrants to purchase a number of shares of common stock equal to 7% of the common stock underlying the warrants accompanying the 8% unsecured promissory notes at an exercise price equal to the exercise price as defined in such warrants. Under the engagement letter with Boustead, its placement agent’s warrants must be registered for resale with the Company’s initial public offering. However, Boustead has informally deferred these registration rights with respect to the registration statement for the initial public offering.

Under the subscription agreements with the investors in the first of these two private placements, the Company was required to use the first $450,000 of the net proceeds from the private placement to expand its current operations, including its technology and intellectual property portfolio, and to fund the costs of its initial public offering. The Company was required to use the next $800,000 of the net proceeds from the private placement to repurchase up to 600,000 shares of common stock that were held by Dennis Gile, our largest stockholder and a former officer and director of the Company, at a price equal to approximately $1.35 per share. The repurchase was required to be consummated only to the extent that it does not impair the Company’s capital within the meaning of Section 160 of the DGCL or the Company’s ability to pay down its debts as they become due. The Company was required to enter into an agreement with Mr. Gile providing that Mr. Gile will use the proceeds of the repurchase to settle an existing lawsuit filed against Mr. Gile by John Dorsey, a former officer and director of the Company, subject to a full release of Mr. Gile and the Company, and that Mr. Gile will resign from the board of directors of the Company and from any officer position with the Company upon the repurchase. The Company was required to use any remaining net proceeds from the private placement, which consisted of $250,000 less placement agent fees and expenses, for working capital and other general corporate purposes. Subsequently, the Company used the net proceeds as required.

Note 11 - Commitments and Contingencies

Legal

The Company may be a party to various legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage and does not believe the outcome of such legal actions will materially affect the Company’s operation and/or financial position.

Claim of John Dorsey

On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on the Alleged Loan in connection with the Loan Dispute. Under the January 2023 Dorsey Settlement Agreement, Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023.

Collaborative Arrangements

The company has entered into collaborative arrangements with various parties for the cross promotion of technologies and services within certain geographical areas. These arrangements do not commit the Company or the counterpart to any financial obligation. If these arrangements result in a formal project, the Company and the counterparties will receive certain equity consideration in the project or be given first right of refusal to provide their products or services to the projects, as defined by the respective agreements. To date, these arrangements have not resulted in any formal projects.

Note 12 - Related Party Transactions

See Note 9 for related party lease disclosures.

On April 10, 2023, the Company issued Richard Symington, our President and Chief Marketing Officer and a director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in a private placement. The promissory note bears interest at 8% annually and will mature on the earlier to occur of March 17, 2025 or a Liquidity Event. If a Liquidity Event occurs before March 17, 2025, the warrant will be automatically exercised as to the unexercised portion of the warrant, the outstanding balance due under the 8% unsecured promissory note will be deemed repaid in the amount of the unexercised portion of the warrant from the automatic exercise of the unexercised portion of the warrant, and any remaining balance outstanding under the promissory note must be repaid in cash. If a Liquidity Event does not occur before March 17, 2025, then both principal and interest outstanding under the note must be repaid in cash. The warrant may be voluntarily exercised for cash prior to the maturity date of the promissory note or, as indicated above, will be automatically exercised for shares of common stock upon the consummation of a Liquidity Event. The warrant has a five-year term. Mr. Symington also entered into a subscription agreement which provided certain registration rights with respect to the shares underlying the warrant.

Under the Mutual Release Agreement, as of March 29, 2023, Mr. Dorsey agreed to a general release of claims against and covenant not to sue the Company, the Company’s affiliates, stockholders, and certain other Company releasees, and the Company agreed to a general release of claims against and covenant not to sue Mr. Dorsey, Mr. Dorsey’s affiliates, and certain other releasees, subject to payment of the Dorsey/Gile Settlement Payment, which, as indicated above, was made on March 31, 2023. The releases of claims and covenants not to sue under the Mutual Release Agreement do not apply to breach of the Dorsey/Gile Settlement Agreement or to the January 2023 Dorsey Settlement Agreement.

Under our Settlement Agreement with Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, dated as of May 12, 2022, the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to Mr. Gile’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Mr. Gile’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Mr. Gile may have under the terms of that certain Severance General Waiver and Release Agreement between Mr. Gile and the Company, dated March 22, 2022, including the releases of any and all claims against the Company and certain related parties as contained therein, Mr. Gile’s agreement to be terminated effective on January 1, 2022 and receive a severance payment of $53,500 pursuant to Section 1 of the Severance Agreement, paid in March 2022, all of which terms were to remain in force notwithstanding the provisions of the Settlement Agreement. Further, Mr. Gile irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Mr. Gile believed should have been paid or were owed to Mr. Gile by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Mr. Gile owned 2,816,377 shares of common stock pursuant to the Settlement Agreement. Mr. Gile also irrevocably covenanted that he would not sue the Company or the other released parties in respect of any of the matters released and discharged. Notwithstanding the Severance Agreement referenced above, Mr. Gile has not had a written employment agreement with the Company, has not been terminated, and has not received a salary since 2021, but has continued to receive standard employee benefits on a monthly basis.

Under our Settlement Agreement with Dorsey LLC, John Dorsey, in his individual capacity, and who was formerly Chief Executive Officer and a director of the Company, and his spouse, Elena Dorsey, to the extent of such spouse’s community property interest, if any (together, “Dorsey”), dated as of April 25, 2022, the parties agreed, among other things, (1) that Dorsey had held 959,940 shares of SDS Inc. – DE’s common stock at that time, (2) that prior to the anticipated redomestication of SDS LLC – AZ to Delaware as a Delaware limited liability company and conversion to a Delaware corporation, Dorsey was a member of SDS LLC – AZ and was a party to SDS LLC – AZ’s Fourth Amended Limited Liability Company Operating Agreement dated July 16, 2021 (the “SDS LLC – AZ Operating Agreement”), (3) that the SDS LLC – AZ Operating Agreement provided Dorsey, among other things, certain anti-dilution protections whereby SDS LLC – AZ would have been required to issue additional equity to Dorsey if SDS LLC – AZ were to have issued additional equity which would have the effect of reducing Dorsey’s ownership below 11% of SDS LLC – AZ’s outstanding equity (the “Dorsey Anti-Dilution Provision”), (4) that on April 25, 2022, Dorsey LLC would receive a total of 350,000 shares of common stock of SDS Inc. – DE in exchange for Dorsey’s cancellation, waiver, and release of all of Dorsey’s rights under the Dorsey Anti-Dilution Provision in the SDS LLC – AZ Operating Agreement, (5) to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to the Dorsey Anti-Dilution Provision, Dorsey’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Dorsey’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Dorsey may have under the terms of that certain Offer of Employment between John Dorsey and SDS LLC – AZ, dated January 13, 2022, or that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of the date of this prospectus, the Company has no agreements with Dorsey otherwise relating to, and has not issued to Dorsey, any simple agreement for future equity or convertible note. Further, Dorsey irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Dorsey believed should have been paid or were owed to Dorsey by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Dorsey LLC owned 1,309,940 shares of common stock pursuant to the Settlement Agreement. Dorsey also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged. Mr. Dorsey is deemed to beneficially own the shares of common stock owned by Dorsey LLC and has sole voting and dispositive powers over its shares.

Under a lease agreement dated as of October 7, 2021 and an addendum dated the same date, we leased our former corporate offices consisting of approximately 7,800 square feet for a term of five years beginning January 1, 2022 and ending December 31, 2026 for a monthly rent of $20,800 plus tax and certain operating expenses, with an increase of 3% at the beginning of every calendar year following the first year of the term of the lease agreement through January 2026. As of December 31, 2021, a security deposit was paid in the amount of $23,411. The office space was owned by John Dorsey, a former chief executive officer and director of the Company. On August 31, 2022, we entered into a Lease Termination Agreement in which both parties agreed to terminate the lease and release each other from all future obligations. The total approximate dollar value of this transaction was $420,992 plus tax and certain operating expenses. The approximate dollar value of the interest of Mr. Dorsey in this transaction was $420,992.

Note 13 - Subsequent Events

Initial Public Offering and Underwriting Agreement

On November 13, 2023, we entered into an Underwriting Agreement (the “Underwriting Agreement”), with Boustead Securities, LLC, a registered broker-dealer (“Boustead”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 1,200,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 1% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of the IPO Shares, at an exercise price equal to $6.75, equal to 135% of the public offering price, subject to adjustment (“Representative’s Warrant(s)”).

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

The closing of the initial public offering took place on November 16, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.8 million. The Company also issued Boustead a Representative’s Warrant exercisable for the purchase of 84,000 shares of common stock at an exercise price of $6.75 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-271951), as amended (the “IPO Registration Statement”), initially filed with the SEC on May 15, 2023, and declared effective by the SEC on November 13, 2023 (the “IPO Registration Statement”); pursuant to a Registration Statement on Form S-1 (File No. 333-275532), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 13, 2023 (the “462(b) Registration Statement”); and by means of the Final IPO Prospectus, dated November 13, 2023, filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The IPO Registration Statement registered for sale shares of common stock with a maximum aggregate offering price of $10,350,000; Representative’s Warrants; and shares of common stock underlying Representative’s Warrants with a maximum aggregate offering price of $724,500. The 462(b) Registration Statement registered for sale an additional amount of shares of common stock underlying Representative’s Warrants having a proposed maximum aggregate offering price of $253,575.

The IPO Registration Statement included the registration for sale of an additional 180,000 shares of common stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the 462(b) Registration Statement included 12,600 shares of common stock that the underwriters would have had the option to purchase upon exercise of a second Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option.

In addition, a maximum of 2,346,548 shares were registered for resale by the selling stockholders named in the IPO Registration Statement, of which a total of 2,214,548 shares of common stock were included for resale by means of the final prospectus relating to these shares, dated November 13, 2023 (the “Final Resale Prospectus”), which was filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the listing of the common stock on NYSE American. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of common stock by the selling stockholders.

Settlement Notice to 6% Convertible Unsecured Promissory Note Holders

The subscription agreements for the Company’s 6% convertible unsecured promissory notes provided that, in the event that within 12 months of the closing of the private placement of the 6% convertible unsecured promissory notes, the convertible notes had not been converted automatically in accordance with their terms, the Company may elect either (a) to repay all or part of each note, subject to the holder’s right to convert each note, or (b) if the Company does not repay each note, the unpaid principal amount of each note will automatically increase to 110% of the outstanding principal amount. As of the 12-month anniversary of the closing of this private placement, the Company had not consummated an initial public offering or Alternative Liquidity Event, and had not repaid any portion of the principal amounts under the convertible notes. However, the convertible notes themselves only provided that in the event that by the maturity date, the Company had not consummated an initial public offering of its common stock and the listing or trading of its common stock on a Qualified Exchange and had not consummated an Alternative Liquidity Event, the Company may elect either (a) upon 30 days prior written notice to the holder, to prepay all or a portion of the principal amount of the notes and accrued interest hereon, subject to the holder’s right to convert the note into common stock during such 30-day period, or (b) if the Company does not prepay the entire principal amount of the notes or the remaining principal amount of the notes, the notes will automatically increase to 110% of the original or unpaid portion of the outstanding principal amount. As the maturity date of these notes had not occurred, the outstanding principal amount under each note had been determined not to have increased to 110% of that amount. However, in accordance with a settlement notice issued to the holders of the 6% convertible unsecured promissory notes on November 13, 2023 undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount, the holders of the 6% convertible unsecured promissory notes were issued a number of shares of common stock upon conversion of the convertible notes upon the closing of the initial public offering in the amount that would be applicable as if the principal under the convertible notes had been increased to 110% of the outstanding principal. See “—Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes”.

Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 automatically converted into an aggregate of 2,774,200 shares of common stock at a conversion price of $2.50 per share in accordance with the terms of these promissory notes and our settlement notice to the holders of these notes providing for the issuance of a number of shares that would be applicable as if the principal under the convertible notes had been increased to 110% of the outstanding principal (see “—Settlement Notice to 6% Convertible Unsecured Promissory Note Holders”). All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

Similarly, in connection with the closing of the Company’s initial public offering, the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into an aggregate of 586,000 shares of common stock at a conversion price of $2.50 per share in accordance with their terms. All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

In addition, in connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due.

Equity Line of Credit

On November 16, 2023, the Company entered into a Term Sheet for an Equity Line of Credit with 3i Management (the “Term Sheet”). The Term Sheet is non-binding except as described below, and was subject to the preparation and execution of definitive documentation to effect the transactions contemplated under the Term Sheet. The Term Sheet provides that 3i LP (the “Investor”) will commit to invest up to $25,000,000 as an equity line of credit under which the Company may require the Investor to make purchases of its common stock for a 24-month term, as follows. The Company may send a purchase notice (the “Purchase Notice”) between 4:00 PM and 6:30 PM Eastern Time stating the number of shares that the Investor will be required to purchase, subject to a purchase limit (the “Purchase Limit”). The Company may raise additional capital three trading days after the date that the Purchase Notice is sent (the “Purchase Notice Date”). The purchase price for shares to be purchased pursuant to a Purchase Notice will be 95% of the lowest daily volume weighted average price during the three trading days following the Purchase Notice Date. The Purchase Limit will be equal to the lesser of (i) 100% of the average daily trading volume over the five days before the Purchase Notice Date, (ii) 30% of the daily trading volume on the Purchase Notice Date, or (iii) $2,000,000.

The Term Sheet stated the Company will be required to file a registration statement with the SEC for the offering of any shares under the equity line of credit within 30 calendar days and to cause such registration statement to be effective within 60 calendar days. Any purchase pursuant to a Purchase Notice will be subject to a commitment fee equal to 2% of the amount purchased, paid in cash or shares of common stock, based on the price equal to the five-day average volume-weighted average price prior to the filing of the registration statement in accordance with the other terms described above (the “Commitment Fee”). The Investor will not be required to purchase or hold more than 4.99% of the outstanding common stock of the Company.

The Term Sheet also contains the following binding terms: Upon the signing of the Term Sheet, the Company must pay $50,000 to the Investor’s legal counsel for payment of legal and due diligence fees. In addition, if the Company does not close the equity line of credit by February 15, 2024, the Company must issue the Investor a warrant to purchase 750,000 shares of common stock, with an exercise price of $0.01 per share, with full ratchet and anti-dilution protections and registration rights.

The Term Sheet expired on November 24, 2023. As of the date of this report, the parties continued to be in discussions relating to preparation and execution of definitive documentation. There is no assurance that definitive documentation for this transaction will be executed.

Repayment of Related-Party Promissory Notes

The following promissory notes held by related parties were fully repaid subsequent to September 30, 2023, as follows:

●	On October 10, 2023, the outstanding balance of $37,635.07 was fully repaid under a promissory note issued on July 11, 2022 with outstanding principal of $35,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	On October 10, 2023, the outstanding balance of $97,670.41 was fully repaid under a promissory note issued on March 8, 2023 with outstanding principal of $95,000 to Nelson Financial Services Inc., whose sole owner is Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the following promissory notes held by related parties became due, and were repaid as of November 27, 2023:

●	A promissory note with an outstanding balance of $40,000 issued on January 12, 2023 to John Dorsey, a former Chief Executive Officer and director of the Company.

●	A promissory note issued on July 23, 2023 with principal of $130,000, incurring interest at 6%, and with an outstanding balance of $130,000 held by Daniel Nelson, Chief Executive Officer, Chairman and director of the Company. Mr. Nelson waived all interest owed under the promissory note.

●	A promissory note with an outstanding balance of $10,238.36 issued on March 17, 2023 with principal of $10,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

Appointment of President and Chief Technology Officer

On November 22, 2023, the board of directors of Signing Day Sports, Inc. (the “Company”) approved the appointment of Richard Symington as President and Chief Technology Officer of the Company. Mr. Symington will hold office until his successor has been duly appointed and qualified or his earlier removal or resignation.

Mr. Symington, 44, previously served as the Company’s President and Chief Marketing Officer and a member of the Company’s board of directors from April 2023 to May 2023. From May 2015 to February 2020, Mr. Symington was the Manager of Blacklight Technologies LLC. From January 2015 to September 2019, Mr. Symington was also the founder, Chief Executive Officer, and Manager of Island Marketing Consultants LLC (formerly A20 Media LLC). From 2002 to 2014, Mr. Symington founded or managed a number of other businesses. Mr. Symington obtained a B.A. in International Relations from the University of San Diego in 2002 and a Diploma in Culinary Arts/Restaurant Management from Arizona Culinary Institute in 2003. Management believes that Mr. Symington is qualified to serve as a director due to his experience in technology and marketing-driven businesses. There are no family relationships among Mr. Symington and any of our executive officers or directors.

President and Chief Technology Officer Employment Agreement

On November 22, 2023, the Compensation Committee of the board of directors of the Company (the “Compensation Committee”) approved an Executive Employment Agreement with Richard Symington, which was dated and entered into by the Company and Mr. Symington on the same date (the “CTO Employment Agreement”). Under the CTO Employment Agreement, Mr. Symington will be employed in his current capacity as the Company’s President and Chief Technology Officer. The following is a summary of the terms of the CTO Employment Agreement. Mr. Symington’s annual base salary will be $375,000, subject to modification upon execution of an amendment or addendum to the CTO Employment Agreement. The Company will pay or reimburse Mr. Symington for all reasonable and necessary expenses actually incurred or paid by Mr. Symington during his employment in the performance of his duties under the CTO Employment Agreement. Mr. Symington will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the CTO Employment Agreement, on November 22, 2023, Mr. Symington was granted a stock option pursuant to the Plan and execution of a Plan Stock Option Agreement. The stock option provides Mr. Symington the right to purchase 50,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on NYSE American on November 22, 2023. One-third of the option will vest and become exercisable on each of the six-month anniversary, the 18-month anniversary, and the 30-month anniversary of November 16, 2023, the date of the consummation of the Company’s initial public offering, provided that Mr. Symington remains in continuous service with the Company.

Mr. Symington’s employment is at-will. If the Company terminates Mr. Symington without cause after one year of employment from November 22, 2023, Mr. Symington will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; and (ii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Symington may have against the Company. Mr. Symington was required to sign an Employee Confidential Information and Inventions Assignment Agreement, dated as of November 27, 2023 (the “Symington Confidentiality Agreement”), which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

Chief Executive Officer Employment Agreement

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and a director, which was dated and entered into by the Company and Mr. Nelson on the same date (the “CEO Employment Agreement”). Under the CEO Employment Agreement, Mr. Nelson will be employed in his current capacity as the Company’s Chief Executive Officer. The following is a summary of the terms of the CEO Employment Agreement. Mr. Nelson’s annual base salary will be $425,000, subject to modification upon execution of an amendment or addendum to the CEO Employment Agreement. The Company will pay or reimburse Mr. Nelson for all reasonable and necessary expenses actually incurred or paid by Mr. Nelson during his employment in the performance of his duties under the CEO Employment Agreement. Mr. Nelson will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a Plan Stock Option Agreement. The stock option provides Mr. Nelson the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on NYSE American on November 22, 2023. The option vests and becomes exercisable as to half the shares immediately upon the date of grant and as to the remaining half in six equal monthly portions after the grant date subject to continuous service. Mr. Nelson’s employment is at-will. If the Company terminates Mr. Nelson without cause, Mr. Nelson will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; and (ii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Nelson may have against the Company.

Mr. Nelson was required to sign an Employee Confidential Information and Inventions Assignment Agreement, dated as of November 22, 2023 (the “Nelson Confidentiality Agreement”), which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

Chief Operating Officer Employment Agreement

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with David O’Hara, the Company’s Chief Operating Officer and Secretary, which was dated and entered into by the Company and Mr. O’Hara on the same date (the “COO Employment Agreement”). The COO Employment Agreement amends, restates and supersedes the Amended and Restated Employment Offer Letter, dated March 14, 2023, between Mr. O’Hara and the Company. Under the COO Employment Agreement, Mr. O’Hara will be employed in his current capacity as the Company’s Chief Operating Officer and Secretary. The following is a summary of the terms of the COO Employment Agreement. Mr. O’Hara’s annual base salary will be $275,000, subject to modification upon execution of an amendment or addendum to the COO Employment Agreement. Mr. O’Hara is also entitled to a one-time cash bonus payment on the date of the COO Employment Agreement. The Company will pay or reimburse Mr. O’Hara for all reasonable and necessary expenses actually incurred or paid by Mr. O’Hara during his employment in the performance of his duties under the COO Employment Agreement. Pursuant to the COO Employment Agreement, on November 22, 2023, Mr. O’Hara was granted a stock option pursuant to the Plan and execution of a Plan Stock Option Agreement. The stock option provides Mr. O’Hara the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on NYSE American on November 22, 2023. The option vests and becomes exercisable as to half the shares immediately upon the date of grant and as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

Mr. O’Hara will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options. The Company will cover 100% of the health insurance premium costs for Mr. O’Hara’s spouse and dependent children. Mr. O’Hara will also be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time. Mr. O’Hara’s employment is at-will. If the Company terminates Mr. O’Hara without cause, Mr. O’Hara will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; (ii) benefits under group health and life insurance plans in which Mr. O’Hara participated prior to termination for 12 months following the date of termination; and (iii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any accrued but unused paid time off. There will be no waiting period for the commencement of these payments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. O’Hara may have against the Company.

Mr. O’Hara was previously required to sign an Employee Confidential Information and Inventions Assignment Agreement, dated as of April 3, 2023 (the “O’Hara Confidentiality Agreement”), which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

Certificate of Deposit Secured Line of Credit

On November 22, 2023 the Board held a discussion of the application for a 12-month certificate of deposit-secured $2,000,000 revolving line of credit at the CD market rate plus 2.00% with Commerce Bank of Arizona (“CBAZ”) in accordance with the general terms and conditions of the letter issued by Commerce Bank of Arizona, dated November 20, 2023 which was among the materials circulated to the Board prior to the meeting. After such discussion, having indicated no concerns with the foregoing proposal, and upon motion duly made and seconded, the Board unanimously approved the following resolutions: that it is deemed advisable and in the best interest of the Company and its stockholders to apply for the Credit Line with CBAZ. On December 11, 2023, the Company entered into a Promissory Note for a Line of Credit with Commerce Bank of Arizona for a 12-month certificate of deposit-secured $2,000,000 revolving line of credit at the CD market rate plus 2.00%.

The Company paid loan origination and other fees totaling $5,500 and CBAZ immediately disbursed $334,624.85 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. The outstanding balance under this revolving line of credit was $859,875.15 as of December 22, 2023.

Repayment of Certain Original Issue Discount Promissory Notes

On November 20, 2023, the Company repaid the aggregate balance of $117,648 under two 15% Original Issue Discount (“15% OID”) promissory notes, and on November 29, 2023, the Company repaid the balance of $117,647 under one 15% OID promissory note.

Settlement and Release Agreement

Under a Settlement Agreement and Release, dated as of December 12, 2023 (the “Midwestern Release Date”), between the Company and Midwestern Interactive, LLC (“Midwestern Interactive”), a Missouri limited liability company (the “Midwestern Release Agreement”), the Company and Midwestern Interactive agreed to a mutual release of all claims that could have been asserted as of the Midwestern Release Date. The Company further agreed to pay Midwestern Interactive $600,000.00 by making a payment of $300,000.00 within three business days of the Midwestern Release Date and a payment of $300,000.00 on or before April 12, 2024 (the “Midwestern Release Amount”). In addition, the Company agreed to execute a confession of judgment and affidavit of confession of judgment in favor of Midwestern Interactive as to the obligations to pay the Midwestern Release Amount plus interest accruing on the Midwestern Release Amount at the rate of 9% per annum from April 12, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary.

The Company and Midwestern Interactive entered into the Release Agreement to resolve a dispute between them involving allegations, on the one hand, by Midwestern Interactive that it performed work on behalf of the Company for which Midwestern Interactive had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 (the “Work For Hire Agreement”) and, on the other hand, by the Company that Midwestern Interactive did not perform as required by the Work For Hire Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our consolidated financial statements and should be read in conjunction with such condensed consolidated financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Signing Day Sports,” and “our company” refer to the consolidated operations of Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s Common Stock, $0.0001 par value per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of the outstanding common stock which became effective on April 14, 2023.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “Signing Day Sports”, “The Hat Before The Hat” and associated marks. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this prospectus are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our anticipated ability to obtain additional funding to develop additional services and offerings;

●	expected market acceptance of our existing and new offerings;

●	anticipated competition from existing online offerings or new offerings that may emerge;

●	anticipated favorable impacts from strategic changes to our business on our net sales, revenues, income from continuing operations, or other results of operations;

●	our expected ability to attract new users and customers, with respect to football, sports other than football, or both;

●	our expected ability to increase the rate of subscription renewals;

●	our expected ability to slow the rate of user attrition;

●	our expected ability and third parties’ abilities to protect intellectual property rights;

●	our expected ability to adequately support future growth;

●	our expected ability to comply with user data privacy laws and other legal requirements;

●	anticipated legal and regulatory requirements and our ability to comply with such requirements; and

●	our expected ability to attract and retain key personnel to manage our business effectively.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” in our final prospectus, dated November 13, 2023 (the “Final IPO Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) on November 15, 2023 pursuant to Rule 424(b)(4) of the Securities Act in connection with our initial public offering, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We are a technology company developing and operating platforms to give significantly more student-athletes the opportunity to go to college and continue playing sports. Our platform, Signing Day Sports, is a digital ecosystem to help athletes get discovered and recruited by coaches and recruiters across the country. We fully support football, baseball, softball, and men’s and women’s soccer, and we plan to expand the Signing Day Sports platform to include additional sports. Each sport is led by former professional athletes and coaches who know what it takes to get to the big leagues.

Signing Day Sports launched in 2019, and as of September 2023, many high schools, sports clubs, and aspiring high school athletes have subscribed to the Signing Day Sports platform. Colleges in the NCAA Division I, Division II, and Division III, and the NAIA, have utilized our platform for recruitment purposes. Signing Day Sports initially supported football athletes, and now also offers a platform for baseball, softball, and men’s and women’s soccer, resulting in even more recruiter and athlete platform participants.

We founded Signing Day Sports to reinvent the high school and college sports recruiting process for the digital era. When we started the Company, recruiting was still being done largely as it had been done since before the mass availability of Internet-connected devices and was still limited by that model. We identified the flaws in the recruiting process and the unique opportunity it presented for us to become a solution provider in the industry. We developed and operated our platform with the objective of optimizing and enhancing the sports recruitment process across all sizes of colleges and athletic departments.

Our ability to leverage modern technologies to bring coaches and athletes together in a mutually beneficial ecosystem has shown significant benefits for both sides of the student-athlete recruitment process. Parents and athletes can use the platform to understand and provide what recruiters want to see, seek and gain offers of better athletic scholarships or other financial aid packages, and maximize the potential of an athlete’s career. Recruiters now have a comprehensive recruitment application that shows video verification of key attribute data and gives the recruiter the ability to narrow down their search with a highly optimized search engine and athlete screening process.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. We are aware of no other platform that offers what our platform does. Our goal is to change the way sports recruitment is done for the betterment of everyone.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency”; and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”), for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1,235,000,000 or more, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended September 30, 2023 and 2022

	Three Months Ended
	September 30, 2023	September 30, 2022
Revenues, net	$55,212	$3,352
Cost of revenues	10,238	162,050
Gross profit (loss)	44,974	(158,698)

Operating cost and expenses
Advertising and marketing	75,565	131,075
General and administrative	567,522	733,191

Total operating expenses	643,087	864,266

Net income (loss) from operations	(598,113)	(1,022,964)

Other Income (expense)
Interest expense	(309,217)	-
Interest income	-	5
Other expense	(2,347)	-
Other income	(9,894)	29,682

Total other income (expense)	(321,512)	29,687

Net loss	$(919,625)	$(993,277)

Revenues, Net

Net revenues for the three months ended September 30, 2023 and 2022 were approximately $0.055 million and $0.003 million, respectively. Net revenues increased approximately $0.052 million, or approximately 1,547.1%, primarily due to an increase in user subscriptions. The increase in net revenues during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was offset by a reduction in the average revenues per subscription to approximately $28 per monthly subscription during the third quarter of 2023 from approximately $32 per monthly subscription during the third quarter of 2022.  The reduced average revenues per user subscription was in turn due to the reduction of monthly subscriptions to $24.99 from $29.99, the non-renewal of all of our former high school sports program group subscriptions, and a subscription conversion rate of users under a former free use arrangement of less than 1%.

The following table presents information about the number of users of our app under subscriptions by type of subscription plan for each of the three-month periods ended September 30, 2023 and 2022. Subscriptions to our app require payment prior to app access except that group subscriptions may make payments on a monthly installment basis. See also “—Critical Accounting Policies – Payment Terms”.

	Users with Subscriptions
Subscription Type	Three Months Ended September 30, 2023		Three Months Ended September 30, 2022
Monthly	1,201		95
Annual	1		0
Semi-Annual	-	(1)	19
Group – High School	-		1
Group – General	0		1
Total:	1,202		116

(1)	Semi-annual subscriptions were not offered after 2022.

The following table presents information about the number of users of our app under a former free use arrangement and the number of users with subscriptions for each of the three-month periods ended September 30, 2023 and 2022.

	Number of Users
User Type	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Free Use Arrangement(1)	-	531
Subscription	1,202	116
Total(1):	1,202	647

(1)	Does not include users that were provided free use as college coaches.

We anticipate that the number of users with subscriptions and revenues will continue to increase in future periods due to four strategic changes to our business during the fourth quarter of 2022. First, our former promotional free use arrangement for certain high school sports programs was discontinued, and since that time we have generally required that all users other than college coaches be covered under a subscription after a temporary trial period. Second, we reextended our app and website design and related marketing approach from the prior model of a recruitment tool for college sports recruiters to restore a major direct-to-consumer component including by increasing in-person recruiting events and consumer digital marketing, reducing our monthly subscription fee from $29.99 to $24.99, and enhancing education resources on our website and other communication channels. Third, we have signed strategic alliance, marketing, sponsorship, and collaboration agreements with significant college sports recruiting industry participants, including GOAT Farm Sports, the owner of the U.S. Army Bowl, providing preferential access to student-athletes at many sports combines and events throughout the year for which we have committed to act as an official events sponsor and college sports recruitment platform, initially primarily for college football recruitment-related events due to our historic strengths in this sport and eventually for other college sports recruitment-related events. Fourth, we determined to extend our app and website to support baseball, softball, and men’s and women’s soccer recruitment as well as football, to support other sports in the future, to support the particular priorities of strategic sports recruiting allies and collaborators, and apply the other aspects of our business model to the end of generating revenues from the significant markets for these major college sports areas, alliances, and collaborations. These changes are anticipated to increase first-time subscriptions by both individual users and groups, increase the rate of subscription renewals by individual monthly subscribers, and slow individual user attrition due to the inherently limited college recruiting cycle for each student-athlete.

However, we caution that the extent and timing of any favorable impacts from the strategic changes to our business described above on our net sales, revenues, income from continuing operations, or other results of operations, are subject to, and may be offset by, unfavorable impacts on our results of operations, due to many other factors and uncertainties that are discussed throughout the Final IPO Prospectus, including under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and throughout this report, including under “—Principal Factors Affecting Our Financial Performance” and “—Liquidity and Capital Resources – Going Concern”, in the notes to the financial statements accompanying this report, and in the reports of our current and former independent registered public accounting firms included with the Final IPO Prospectus.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2023 and 2022 was approximately $0.01 million and $0.16 million, respectively. Cost of revenue decreased approximately $0.15 million, or 93.7%, primarily due to a reduction in software development staff, which reduced cost of revenues by approximately $0.12 million, and the full capitalization of approximately $0.4 million of software development labor costs during the three months ended September 30, 2023, which reduced cost of revenues by approximately $0.4 million. Amortization of the Company’s platform’s capitalized costs for purposes of football recruitment started on January 1, 2023 due to its ready-for-use status. The capitalized cost for the period ending September 30, 2023 will have straight-line amortization expense to cost of revenue for a period of five years beginning January 1, 2023.  The Company expects that it may continue to advance toward a positive operating margin in future periods by optimal use of its previous software investments and streamlined and outsourced software development staff. However, we caution that the extent and timing of any favorable impacts from the measures described above on our net sales, revenues, income from continuing operations, or other results of operations, are subject to, and may be offset by, unfavorable impacts on our results of operations, due to many other factors and uncertainties that are discussed throughout the Final IPO Prospectus, including under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and throughout this report, including under “—Principal Factors Affecting Our Financial Performance” and “—Liquidity and Capital Resources – Going Concern”, in the notes to the financial statements accompanying this report, and in the reports of our current and former independent registered public accounting firms included with the Final IPO Prospectus.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.075 million and $0.131 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of approximately $0.056 million, or 42.3%, was due to minimal advertising and marketing costs during the three months ended September 30, 2023 principally relating to promotion of the Company and its app in connection with the U.S. Army Bowl, reliance on enhancements to our app and website’s direct-to-consumer design and resources, preferential access to mass in-person recruiting events, and determination to extend the functionality of our app to support baseball, softball, and men’s and women’s soccer college recruitment in order to increase users during the three months ended September 30, 2023, and the non-repetition of incurred expenses for a $0.1 million payment in September 2022 required under our sponsorship agreement relating to the U.S. Army Bowl and an approximately $0.02 million social media marketing campaign conducted during the three months ended September 30, 2022.

General and Administrative

General and administrative expenses were approximately $0.57 million and $0.73 million for the three months ended September 30, 2023 and 2022, respectively. The decrease of approximately $0.17 million, or 22.6%, was primarily due to a decrease in legal expenses of approximately $0.09 million and reduction in nonessential employees of approximately $0.07 million.

Interest Expense

Interest expense was approximately $0.3 million and $0 for the three months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in nonconvertible notes payable.

Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenues, net	$226,042	$71,701
Cost of revenues	36,273	680,557
Gross profit (loss)	189,769	(608,856)

Operating cost and expenses
Advertising and marketing	312,295	818,028
General and administrative	1,838,026	3,329,038

Total operating expenses	2,150,321	4,147,066

Net income (loss) from operations	(1,960,552)	(4,755,922)

Other Income (expense)
Interest expense	(764,719)	-
Interest income	-	1,100
Other expense	-	(53,640)
Other income	49,470	85,724

Total other income (expense)	(715,249)	33,184

Net loss	$(2,675,801)	$(4,722,737)

Revenues, Net

Net revenues for the nine months ended September 30, 2023 and 2022 were approximately $0.23 million and $0.07 million, respectively. Net revenues increased approximately $0.16 million, or approximately 215.3%, primarily due to an increase in user subscriptions. In addition, in June 2022, refunds totaling $30,942 were issued to certain high school sports program group accounts under our former free use arrangement for these accounts. The former free use arrangement for these accounts was discontinued during the fourth quarter of 2022, and user refunds during the nine months ended September 30, 2023 totaled less than $1,000. The increase in net revenues during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was offset by a reduction in the average revenues per subscription to approximately $28 per monthly subscription during the nine months ended September 30, 2023 from approximately $32 per monthly subscription during the nine months ended September 30, 2022. The reduced average revenues per user subscription was in turn due to the reduction of monthly subscriptions to $24.99 from $29.99, the non-renewal of all of our former high school sports program group subscriptions, and a subscription conversion rate of users under a former free use arrangement of less than 1%.

The following table presents information about the number of users of our app under subscriptions by type of subscription plan for each of the nine-month periods ended September 30, 2023 and 2022. Subscriptions to our app require payment prior to app access except that group subscriptions may make payments on a monthly installment basis. See also “—Critical Accounting Policies – Payment Terms”.

	Users with Subscriptions
Subscription Type	Nine Months Ended September 30, 2023		Nine Months Ended September 30, 2022
Monthly	2,967		1,006
Annual	38		6
Semi-Annual	-	(1)	4
Group – High School	0		275
Group – General	658		0
Total:	3,663		1,291

(1)	Semi-annual subscriptions were not offered after 2022.

The following table presents information about the number of users of our app under a former free use arrangement and the number of users with subscriptions for each of the nine-month periods ended September 30, 2023 and 2022.

	Number of Users
User Type	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Free Use Arrangement(1)	-	46,929
Subscription	3,663	1,286
Total(1):	3,663	48,215

(1)	Does not include users that were provided free use as college coaches.

We anticipate that the number of users with subscriptions and revenues will continue to increase in future periods due to four strategic changes to our business during the fourth quarter of 2022. First, our former promotional free use arrangement for certain high school sports programs was discontinued, and since that time we have generally required that all users other than college coaches be covered under a subscription after a temporary trial period. Second, we reextended our app and website design and related marketing approach from the prior model of a recruitment tool for college sports recruiters to restore a major direct-to-consumer component including by increasing in-person recruiting events and consumer digital marketing, reducing our monthly subscription fee from $29.99 to $24.99, and enhancing education resources on our website and other communication channels. Third, we have signed strategic alliance, marketing, sponsorship, and collaboration agreements with significant college sports recruiting industry participants, including GOAT Farm Sports, the owner of the U.S. Army Bowl, providing preferential access to student-athletes at many sports combines and events throughout the year for which we have committed to act as an official events sponsor and college sports recruitment platform, initially primarily for college football recruitment-related events due to our historic strengths in this sport and eventually for other college sports recruitment-related events. Fourth, we determined to extend our app and website to support baseball, softball, and men’s and women’s soccer recruitment as well as football, to support other sports in the future, to support the particular priorities of strategic sports recruiting allies and collaborators, and apply the other aspects of our business model to the end of generating revenues from the significant markets for these major college sports areas, alliances, and collaborations. These changes are anticipated to increase first-time subscriptions by both individual users and groups, increase the rate of subscription renewals by individual monthly subscribers, and slow individual user attrition due to the inherently limited college recruiting cycle for each student-athlete.

However, we caution that the extent and timing of any favorable impacts from the strategic changes to our business described above on our net sales, revenues, income from continuing operations, or other results of operations, are subject to, and may be offset by, unfavorable impacts on our results of operations, due to many other factors and uncertainties that are discussed throughout the Final IPO Prospectus, including under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and throughout this report, including under “—Principal Factors Affecting Our Financial Performance” and “—Liquidity and Capital Resources – Going Concern”, in the notes to the financial statements accompanying this report, and in the reports of our current and former independent registered public accounting firms included with the Final IPO Prospectus.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2023 and 2022 was approximately $0.036 million and $0.681 million, respectively. Cost of revenue decreased approximately $0.645 million, or 94.7%, primarily due to a reduction in software development staff, which reduced cost of revenue by approximately $0.450 million, and the full capitalization of approximately $0.114 million of software development labor costs during the nine months ended September 30, 2023, which reduced cost of revenues by approximately $0.114 million. Amortization of the Company’s platform’s capitalized costs for purposes of football recruitment started on January 1, 2023 due to its ready-for-use status. The capitalized cost for the period ending September 30, 2023 will have straight-line amortization expense to cost of revenue for a period of five years beginning January 1, 2023.   The Company expects that it may continue to advance toward a positive operating margin in future periods by optimal use of its previous software investments and streamlined and outsourced software development staff. However, we caution that the extent and timing of any favorable impacts from the measures described above on our net sales, revenues, income from continuing operations, or other results of operations, are subject to, and may be offset by unfavorable impacts on our results of operations due to, many other factors and uncertainties that are discussed throughout the Final IPO Prospectus, including under “Risk Factors”, “Cautionary Statement Regarding Forward-Looking Statements”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and throughout this report, including under “—Principal Factors Affecting Our Financial Performance” and “—Liquidity and Capital Resources – Going Concern”, in the notes to the financial statements accompanying this report, and in the reports of our current and former independent registered public accounting firms included with the Final IPO Prospectus.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.3 million and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of approximately $0.5 million, or 61.8%, was due to minimal advertising and marketing during the nine months ended September 30, 2023 principally relating to promotion of the Company and its app in connection with the U.S. Army Bowl, reliance on enhancements to our app and website’s direct-to-consumer design and resources, preferential access to mass in-person recruiting events, and determination to extend the functionality of our app to support baseball, softball, and men’s and women’s soccer college recruitment in order to increase users during the nine months ended September 30, 2023, and the non-repetition of incurred expenses for approximately $0.3 million in costs for special promotional events, an approximately $0.2 million professional business-to-business digital marketing campaign, a $0.1 million payment in September 2022 required under our sponsorship agreement relating to the U.S. Army Bowl, an approximately $0.093 million public relations campaign, and an approximately $0.02 million social media marketing campaign conducted during the nine months ended September 30, 2022.

General and Administrative

General and administrative expenses were approximately $1.8 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease of approximately $1.5 million, or 44.8%, was primarily due to a reduction of nonessential employees, which reduced costs by approximately $1.0 million, and reduced legal expenses, which reduced costs by approximately $0.5 million.

Interest Expense

Interest expense was approximately $0.8 million and $0 for the nine months ended September 30, 2023 and 2022, respectively. The increase was due to an increase in convertible and nonconvertible notes payable.

Other Expense

Other expense was $0 and approximately $0.05 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease was due to a decrease in severance payments.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents of $22,517. As of September 30, 2023, we financed our operations primarily through revenue generated from operations and private placements of securities. In November 2023, we raised approximately $4.8 million in net proceeds from our initial public offering.

We believe that our current levels of cash, with the proceeds of the initial public offering, will be sufficient to meet our anticipated cash needs for our operations and other cash requirements until September 30, 2024 and for at least 12 months beyond that period, including our costs associated with being a public reporting company. We may, however, in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Our current auditor and former auditor’s opinions included in our audited financial statements for the years ended December 31, 2022 and 2021 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2023 and 2022, our net loss was approximately $2.676 million and approximately $4.723 million, respectively, and our net cash used in operating activities was approximately $1.502 million and approximately $4.545 million, respectively. As of September 30, 2023 and December 31, 2022, we had cumulative losses of approximately $20.8 million and approximately $18.1 million, respectively. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

Our ability to continue as a going concern is conditioned on generating a level of revenue adequate to support our cost structure. We must continue our path to profitability through increased business development, marketing and sales of the Company’s app subscriptions. Our management has evaluated the significance as well as the time in which we have to complete these tasks and has determined that we can meet these operating obligations for the foreseeable future. We plan to finance our operations primarily using proceeds from our initial public offering until our transition to profitable operations, at which point we plan to finance operations primarily from profits. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

However, there can be no assurance that we will succeed in generating sufficient revenues to continue our operations as a going concern. There can also be no assurance that our financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. If we are unable to secure needed financing, management may be forced to take additional restructuring actions, which may include significantly reducing our anticipated level of expenditures, which may slow or reverse our growth or ability to become profitable. The consolidated financial statements that accompany this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(1,502,358)	$(4,545,340)
Net cash provided by (used in) investing activities	(1,060,928)	(670,791)
Net cash provided by (used in) financing activities	2,331,394	820,000
Net change in cash and cash equivalents	(231,892)	(4,396,131)
Cash and cash equivalents, beginning of period	254,409	4,687,550
Cash and cash equivalents, end of period	$22,517	$291,419

Net cash used in operating activities was approximately $1.5 million for the nine months ended September 30, 2023, as compared to net cash used in operating activities of approximately $4.5 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease of net loss to approximately $2.7 million from approximately $4.7 million, offset in part by an increase of approximately $1.5 million in accounts payable and accrued liabilities and an increase in deferred offering costs of approximately $0.4 million.

Net cash used in investing activities was approximately $1.1 million for the nine months ended September 30, 2023 and approximately $0.7 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in software development expenditures.

Net cash provided by financing activities was approximately $2.3 million for the nine months ended September 30, 2023 and $0.8 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in proceeds from private placements of debt securities of approximately $2.6 million and proceeds from loans of approximately $0.6 million, offset in part by the purchase of stock from a stockholder for an aggregate payment of $0.8 million.

Recent Developments

Equity Line of Credit

On November 16, 2023, the Company entered into a Term Sheet for an Equity Line of Credit with 3i Management (the “Term Sheet”). The Term Sheet is non-binding except as described below, and is subject to the preparation and execution of definitive documentation to effect the transactions contemplated under the Term Sheet.

The Term Sheet provides that 3i LP (the “Investor”) will commit to invest up to $25,000,000 as an equity line of credit under which the Company may require the Investor to make purchases of its common stock for a 24-month term, as follows. The Company may send a purchase notice (the “Purchase Notice”) between 4:00 PM and 6:30 PM Eastern Time stating the number of shares that the Investor will be required to purchase, subject to a purchase limit (the “Purchase Limit”). The Company may raise additional capital three trading days after the date that the Purchase Notice is sent (the “Purchase Notice Date”). The purchase price for shares to be purchased pursuant to a Purchase Notice will be 95% of the lowest daily volume weighted average price during the three trading days following the Purchase Notice Date. The Purchase Limit will be equal to the lesser of (i) 100% of the average daily trading volume over the five days before the Purchase Notice Date, (ii) 30% of the daily trading volume on the Purchase Notice Date, or (iii) $2,000,000.

The Term Sheet stated that the Company will be required to file a registration statement with the SEC for the offering of any shares under the equity line of credit within 30 calendar days and to cause such registration statement to be effective within 60 calendar days. Any purchase pursuant to a Purchase Notice will be subject to a commitment fee equal to 2% of the amount purchased, paid in cash or shares of common stock, based on the price equal to the five-day average volume-weighted average price prior to the filing of the registration statement in accordance with the other terms described above (the “Commitment Fee”). The Investor will not be required to purchase or hold more than 4.99% of the outstanding common stock of the Company.

The Term Sheet also contains the following binding terms: Upon the signing of the Term Sheet, the Company must pay $50,000 to the Investor’s legal counsel for payment of legal and due diligence fees. In addition, if the Company does not close the equity line of credit by February 15, 2024, the Company must issue the Investor a warrant to purchase 750,000 shares of common stock, with an exercise price of $0.01 per share, with full ratchet and anti-dilution protections and registration rights.

The Term Sheet expired on November 24, 2023. As of the date of this report, the parties continued to be in discussions relating to preparation and execution of definitive documentation. There is no assurance that definitive documentation for this transaction will be executed.

The Term Sheet is filed as Exhibit 10.1 to this Current Report on Form 8-K, and the above description of the material terms of the Term Sheet is qualified in its entirety by reference to such exhibit.

Settlement and Release Agreement

Under a Settlement Agreement and Release, dated as of December 12, 2023 (the “Midwestern Release Date”), between the Company and Midwestern Interactive, LLC (“Midwestern Interactive”), a Missouri limited liability company (the “Midwestern Release Agreement”), the Company and Midwestern Interactive agreed to a mutual release of all claims that could have been asserted as of the Midwestern Release Date. The Company further agreed to pay Midwestern Interactive $600,000.00 by making a payment of $300,000.00 within three business days of the Midwestern Release Date and a payment of $300,000.00 on or before April 12, 2024 (the “Midwestern Release Amount”). In addition, the Company agreed to execute a confession of judgment and affidavit of confession of judgment in favor of Midwestern Interactive as to the obligations to pay the Midwestern Release Amount plus interest accruing on the Midwestern Release Amount at the rate of 9% per annum from April 12, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary.

The Company and Midwestern Interactive entered into the Release Agreement to resolve a dispute between them involving allegations, on the one hand, by Midwestern Interactive that it performed work on behalf of the Company for which Midwestern Interactive had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 (the “Work For Hire Agreement”) and, on the other hand, by the Company that Midwestern Interactive did not perform as required by the Work For Hire Agreement.

The foregoing description of the Midwestern Release Agreement is qualified in its entirety by reference to the full text of the Midwestern Release Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Initial Public Offering and Underwriting Agreement

On November 13, 2023, we entered into an Underwriting Agreement (the “Underwriting Agreement”), with Boustead Securities, LLC, a registered broker-dealer (“Boustead”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 1,200,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 1% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of the IPO Shares, at an exercise price equal to $6.75, equal to 135% of the public offering price, subject to adjustment (“Representative’s Warrant(s)”).

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American.

The closing of the initial public offering took place on November 16, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.8 million. The Company also issued Boustead a Representative’s Warrant exercisable for the purchase of 84,000 shares of common stock at an exercise price of $6.75 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-271951), as amended, initially filed with the SEC on May 15, 2023, and declared effective by the SEC on November 13, 2023 (the “IPO Registration Statement”); pursuant to a Registration Statement on Form S-1 (File No. 333-275532), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 13, 2023 (the “462(b) Registration Statement”); and by means of the Final IPO Prospectus, dated November 13, 2023, filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The IPO Registration Statement registered for sale shares of common stock with a maximum aggregate offering price of $10,350,000; Representative’s Warrants; and shares of common stock underlying Representative’s Warrants with a maximum aggregate offering price of $724,500. The 462(b) Registration Statement registered for sale an additional amount of shares of common stock underlying Representative’s Warrants having a proposed maximum aggregate offering price of $253,575.

The IPO Registration Statement included the registration for sale of an additional 180,000 shares of common stock at the public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the IPO Registration Statement and the 462(b) Registration Statement included 12,600 shares of common stock that the underwriters have the option to purchase upon exercise of a second Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option.

In addition, a maximum of 2,346,548 shares were registered for resale by the selling stockholders named in the IPO Registration Statement, based on the assumed initial public offering price of $4.00 per share, which was the low point of the price range set forth on the cover page of the IPO Registration Statement, of which a total of 2,214,548 shares of common stock, based on the final public offering price of $5.00 per share, were included for resale by means of the final prospectus relating to these shares, dated November 13, 2023 (the “Final Resale Prospectus”), which was filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the listing of the common stock on NYSE American. Thereafter, these sales may occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of common stock by the selling stockholders.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for product and technology development, expansion of its sales team and marketing efforts, and general working capital and other corporate purposes, including repayment of indebtedness used for working capital.

As of September 30, 2023, we had not used any of the proceeds from the initial public offering because the proceeds from the initial public offering were not received until November 16, 2023.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus.

Pursuant to the Underwriting Agreement, as of November 13, 2023, we are subject to a lock-up agreement that provides that we may not, for 12 months, subject to certain exceptions, (i) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant or modify the terms of any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company (other than pursuant to a registration statement on Form S-8 for employee benefit plans); or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii) or (iii) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise. These restrictions do not apply to certain transactions including issuances of common stock under the Company’s existing and disclosed stock option or bonus plans, shares of common stock, options or convertible securities issued to banks, equipment lessors, other financial institutions, real property lessors pursuant to an equipment leasing or real property leasing transaction approved by a majority of the disinterested directors of the Company, or shares of common stock, options or convertible securities issued in connection with sponsored research, collaboration, technology license, development, marketing, investor relations or other similar agreements or strategic partnerships approved by a majority of the disinterested directors of the Company.

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. See “—Contractual Obligations – Contractual Obligations to Boustead Securities, LLC” for additional discussion of certain provisions in the Underwriting Agreement.

The Representative’s Warrant and the Underwriting Agreement are filed as Exhibit 4.1 and Exhibit 10.3 to this report, and the description above of the material terms of Representative’s Warrant and the Underwriting Agreement is qualified in its entirety by reference to such exhibits. The representations, warranties, and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Settlement Notice to 6% Convertible Unsecured Promissory Note Holders

The subscription agreements for the Company’s 6% convertible unsecured promissory notes provided that, in the event that within 12 months of the closing of the private placement of the 6% convertible unsecured promissory notes, the convertible notes had not been converted automatically in accordance with their terms, the Company may elect either (a) to repay all or part of each note, subject to the holder’s right to convert each note, or (b) if the Company does not repay each note, the unpaid principal amount of each note will automatically increase to 110% of the outstanding principal amount. As of the 12-month anniversary of the closing of this private placement, the Company had not consummated an initial public offering or Alternative Liquidity Event, and had not repaid any portion of the principal amounts under the convertible notes. However, the convertible notes themselves only provided that in the event that by the maturity date, the Company had not consummated an initial public offering of its common stock and the listing or trading of its common stock on a Qualified Exchange and had not consummated an Alternative Liquidity Event, the Company may elect either (a) upon 30 days prior written notice to the holder, to prepay all or a portion of the principal amount of the notes and accrued interest hereon, subject to the holder’s right to convert the note into common stock during such 30-day period, or (b) if the Company does not prepay the entire principal amount of the notes or the remaining principal amount of the notes, the notes will automatically increase to 110% of the original or unpaid portion of the outstanding principal amount. As the maturity date of these notes had not occurred, the outstanding principal amount under each note had been determined not to have increased to 110% of that amount. However, in accordance with a settlement notice issued to the holders of the 6% convertible unsecured promissory notes on November 13, 2023 undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount, the holders of the 6% convertible unsecured promissory notes were issued a number of shares of common stock upon conversion of the convertible notes upon the closing of the initial public offering in the amount that would be applicable as if the principal under the convertible notes had been increased to 110% of the outstanding principal. See “—Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes”.

Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 automatically converted into an aggregate of 2,774,200 shares of common stock at a conversion price of $2.50 per share in accordance with the terms of these promissory notes and our settlement notice to the holders of these notes undertaking to effect conversions of principal as if 110% of the principal being converted was being converted (see “—Settlement Notice to 6% Convertible Unsecured Promissory Note Holders”). All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

Similarly, in connection with the closing of the Company’s initial public offering, the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into an aggregate of 586,000 shares of common stock at a conversion price of $2.50 per share in accordance with their terms. All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

In addition, in connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due.

Repayment of Related-Party Promissory Notes

The following promissory notes held by related parties were fully repaid subsequent to September 30, 2023, as follows:

●	On October 10, 2023, the outstanding balance of $37,635.07 was fully repaid under a promissory note issued on July 11, 2022 with outstanding principal of $35,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	On October 10, 2023, the outstanding balance of $97,670.41 was fully repaid under a promissory note issued on March 8, 2023 with outstanding principal of $95,000 to Nelson Financial Services Inc., whose sole owner is Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the following promissory notes held by related parties became due, and were repaid as of November 27, 2023:

●	A promissory note with an outstanding balance of $40,000 issued on January 12, 2023 to John Dorsey, a former Chief Executive Officer and director of the Company.

●	A promissory note issued on July 23, 2023 with principal of $130,000, incurring interest at 6%, and with an outstanding balance of $130,000 held by Daniel Nelson, Chief Executive Officer, Chairman and director of the Company. Mr. Nelson waived all interest owed under the promissory note.

●	A promissory note with an outstanding balance of $10,238.36 issued on March 17, 2023 with principal of $10,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

See “—Contractual Obligations – January 2023 Settlement and Related-Party Promissory Note” and “—Contractual Obligations – Other Related-Party Promissory Notes” for additional discussion of these promissory notes.

Management Employment Agreements

Employment Agreement with Daniel Nelson

On November 22, 2023, the Compensation Committee of the board of directors of the Company (the “Compensation Committee”) approved an Executive Employment Agreement with Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and a director, which was dated and entered into by the Company and Mr. Nelson on the same date (the “CEO Employment Agreement”). Under the CEO Employment Agreement, Mr. Nelson will be employed in his current capacity as the Company’s Chief Executive Officer. The following is a summary of the terms of the CEO Employment Agreement.

Mr. Nelson’s annual base salary will be $425,000, subject to modification upon execution of an amendment or addendum to the CEO Employment Agreement. The Company will pay or reimburse Mr. Nelson for all reasonable and necessary expenses actually incurred or paid by Mr. Nelson during his employment in the performance of his duties under the CEO Employment Agreement.

Mr. Nelson will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. Nelson the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option vests and becomes exercisable as to half the shares immediately upon the date of grant and as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

Mr. Nelson’s employment is at-will. If the Company terminates Mr. Nelson without cause, Mr. Nelson will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; and (ii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Nelson may have against the Company.

Mr. Nelson was required to sign an Employee Confidential Information and Inventions Assignment Agreement, dated as of November 22, 2023, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

The foregoing description of the CEO Employment Agreement, the form of Stock Option Agreement, and the Nelson Confidentiality Agreement is qualified in its entirety by reference to the full text of each agreement or form of agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.4, Exhibit 10.6, and Exhibit 10.7, respectively.

Current and Former Employment Agreements with David O’Hara

Under an employment contract with David O’Hara, our Chief Operating Officer and former General Manager, dated March 30, 2021 (the “Original O’Hara Employment Contract”), Mr. O’Hara was employed as General Manager on an at-will basis beginning April 5, 2021. Mr. O’Hara’s salary was $200,000 per year. Mr. O’Hara was entitled to available standard employee benefits, which are subject to change without compensation. Mr. O’Hara was also entitled to a $25,000 bonus dependent upon performance review once every 90 days. The agreement contained non-competition, non-solicitation, and confidentiality provisions.

Under an amended and restated employment offer letter agreement with Mr. O’Hara, dated March 14, 2022 (the “Amended O’Hara Agreement”), Mr. O’Hara agreed to continue to be responsible for duties customary for a Chief Operating Officer. Effective March 14, 2023, Mr. O’Hara’s salary was changed to $170,000 per year. Under the Amended O’Hara Agreement, upon the consummation of the Company’s initial public offering, Mr. O’Hara’s salary would be $185,000 per year. Mr. O’Hara would also receive an initial cash bonus of $35,000. Under the agreement, on March 14, 2023, Mr. O’Hara was granted 90,000 shares of restricted stock, which vested as to 45,000 shares on March 29, 2023, and will vest as to 11,250 shares on March 29, 2024, 937 shares at the end of each of the following 35 calendar months, and 955 shares of common stock at the end of the 36th calendar month following the anniversary of the grant date, provided that he remains in continuous service with the Company. Mr. O’Hara would be eligible to participate in standard employee benefits plans. The Amended O’Hara Agreement contains customary confidentiality requirements. Mr. O’Hara was also required to sign an Employee Confidential Information and Inventions Assignment Agreement, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment, and which was fully executed and dated as of April 3, 2023. The Amended O’Hara Agreement superseded the Original O’Hara Employment Contract.

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Mr. O’Hara, which was dated and entered into by the Company and Mr. O’Hara on the same date (the “COO Employment Agreement”). The COO Employment Agreement amended, restated and superseded the Amended O’Hara Agreement. Under the COO Employment Agreement, Mr. O’Hara will be employed in his current capacity as the Company’s Chief Operating Officer and Secretary. The following is a summary of the terms of the COO Employment Agreement.

Mr. O’Hara’s annual base salary will be $275,000, subject to modification upon execution of an amendment or addendum to the COO Employment Agreement. Mr. O’Hara is also entitled to a one-time cash bonus payment on the date of the COO Employment Agreement. The Company will pay or reimburse Mr. O’Hara for all reasonable and necessary expenses actually incurred or paid by Mr. O’Hara during his employment in the performance of his duties under the COO Employment Agreement.

Pursuant to the COO Employment Agreement, on November 22, 2023, Mr. O’Hara was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. O’Hara the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option vests and becomes exercisable as to half the shares immediately upon the date of grant and as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

Mr. O’Hara will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options. The Company will cover 100% of the health insurance premium costs for Mr. O’Hara’s spouse and dependent children. Mr. O’Hara will also be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Mr. O’Hara’s employment is at-will. If the Company terminates Mr. O’Hara without cause, Mr. O’Hara will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; (ii) benefits under group health and life insurance plans in which Mr. O’Hara participated prior to termination for 12 months following the date of termination; and (iii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any accrued but unused paid time off. There will be no waiting period for the commencement of these payments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. O’Hara may have against the Company.

The foregoing description of the COO Employment Agreement, the form of Stock Option Agreement, and the O’Hara Confidentiality Agreement is qualified in its entirety by reference to the full text of each agreement or form of agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.8, Exhibit 10.6, and Exhibit 10.9, respectively.

Employment Agreement with Richard Symington

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Richard Symington, which was dated and entered into by the Company and Mr. Symington on the same date (the “CTO Employment Agreement”). Under the CTO Employment Agreement, Mr. Symington will be employed in his current capacity as the Company’s President and Chief Technology Officer. Mr. Symington was also appointed as a director as of December 19, 2023. The following is a summary of the terms of the CTO Employment Agreement.

Mr. Symington’s annual base salary will be $375,000, subject to modification upon execution of an amendment or addendum to the CTO Employment Agreement. The Company will pay or reimburse Mr. Symington for all reasonable and necessary expenses actually incurred or paid by Mr. Symington during his employment in the performance of his duties under the CTO Employment Agreement.

Mr. Symington will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the CTO Employment Agreement, on November 22, 2023, Mr. Symington was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. Symington the right to purchase 50,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. One-third of the option will vest and become exercisable on each of the six-month anniversary, the 18-month anniversary, and the 30-month anniversary of November 16, 2023, the date of the consummation of the Company’s initial public offering, provided that Mr. Symington remains in continuous service with the Company.

Mr. Symington’s employment is at-will. If the Company terminates Mr. Symington without cause after one year of employment from November 22, 2023, Mr. Symington will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; and (ii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Symington may have against the Company.

Mr. Symington was required to sign an Employee Confidential Information and Inventions Assignment Agreement, dated as of November 27, 2023, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

On November 22, 2023, in connection with Mr. Symington’s appointment as President and Chief Technology Officer, Mr. Symington executed the form of Indemnification Agreement entered into between the Company and each officer or director (the “Indemnification Agreement”). The Indemnification Agreement provides certain indemnification and reimbursement rights.

The foregoing description of the CTO Employment Agreement, the form of Stock Option Agreement, the Symington Confidentiality Agreement, and the form of Indemnification Agreement is qualified in its entirety by reference to the full text of each agreement or form of agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.10, Exhibit 10.6, Exhibit 10.11, and Exhibit 10.12, respectively.

Revolving Lines of Credit with Commerce Bank of Arizona

Under a Business Loan Agreement, dated October 6, 2023, between the Company and Commerce Bank of Arizona (“CBAZ”) (the “First CBAZ Loan Agreement”), the Company and CBAZ entered into a $350,000 secured revolving line of credit (the “First CBAZ LOC”). In connection with the First CBAZ LOC, CBAZ issued a promissory note to the Company, dated October 6, 2023 (the “First CBAZ Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel D. Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel D. Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expects to be received by April 2024, and was subject to certain other terms and conditions.

Under a Business Loan Agreement, dated December 11, 2023, between the Company and CBAZ (the “Second CBAZ Loan Agreement”), the Company and CBAZ entered into a $2,000,000 secured revolving line of credit (the “Second CBAZ LOC”). In connection with the Second CBAZ LOC, CBAZ issued a promissory note to the Company, dated December 11, 2023 (the “Second CBAZ Promissory Note”), with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and CBAZ immediately disbursed $334,624.85 of the funds in connection with the Second CBAZ LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First CBAZ LOC. The principal balance under the Second CBAZ Promissory Note bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024.   There is no penalty for prepayment of the Second CBAZ Promissory Note. The Second CBAZ LOC was required to be secured by a 12-month certificate of deposit account held with CBAZ with a minimum balance of $2,100,000 (the “CD Collateral”) under an Assignment of Deposit Account, dated December 11, 2023, between the Company and CBAZ (the “Assignment of Deposit Account”).

In connection with the Second CBAZ LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property, (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events will constitute a default under the Second CBAZ LOC: (i) the Company fails to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or CBAZ believes the prospect of payment or performance under any loans under the Second CBAZ LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due will be charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second CBAZ Promissory Note will increase to 13.21%; all indebtedness under the Second CBAZ Promissory Note will become due at the option of CBAZ, except that if an event of default occurs due to an insolvency and certain similar events, the indebtedness will become due immediately automatically; all of CBAZ’s obligations under the Second CBAZ Loan Agreement will terminate; and CBAZ may take any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second CBAZ LOC was also subject to certain other terms and conditions. The outstanding balance under the Second CBAZ LOC was $859,875.15 as of December 22, 2023.

The foregoing description of the First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account is qualified in its entirety by reference to the full text of each agreement or instrument, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.13, Exhibit 4.3, Exhibit 10.14, Exhibit 4.4, and Exhibit 10.15, respectively.

Repayment of Certain Original Issue Discount Promissory Notes

On November 20, 2023, the Company repaid the aggregate balance of $117,648 under two 15% Original Issue Discount (“15% OID”) promissory notes, and on November 29, 2023, the Company repaid the balance of $117,647 under one 15% OID promissory note.

For related discussion, see “Contractual Obligations – Offering of 15% OID Promissory Notes”.

Contractual Obligations

Contractual Obligations to Boustead Securities, LLC

Under an engagement letter between the Company and Boustead, as amended (the “Boustead Engagement Letter”), we must compensate Boustead with a cash fee equal to 7% and non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to 10% of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent or in the initial public offering, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, for such transactions that occur during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter will expire upon the later to occur of November 16, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the Boustead Engagement Letter, and which such material breach is not cured, no Tail Rights will be due.

The Boustead Engagement Letter and the Underwriting Agreement also provide Boustead a right of first refusal (the “Right of First Refusal”) for two years following the consummation of the Company’s initial public offering or 18 months following the termination or expiration of the engagement with Boustead to act as financial advisor or to act as joint financial advisor on or at least equal economic terms on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of our equity or our assets.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, unless we mutually agree otherwise. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the engagement agreement, and which such material breach is not cured, Boustead’s Right of First Refusal will terminate, and the Company will be entitled to pursue any future transaction without adhering to the terms of the Right of First Refusal. The exercise of such right of termination for cause will eliminate the Company’s obligations with respect to the provisions of the Boustead Engagement Letter relating to the Right of First Refusal.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (defined to include amounts paid or received, indebtedness assumed or remaining outstanding, fair market value of excluded assets, fair market value of retained or non-acquired ownership interests, and contingent payments in connection with the transaction) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus

o	8.0% for Aggregate Consideration between $10,000,000 and $25,000,000; plus

o	6.0% for Aggregate Consideration between $25,000,001 and $50,000,000; plus

o	4.0% for Aggregate Consideration between $50,000,001 and $75,000,000; plus

o	2.0% for Aggregate Consideration between $75,000,001 and $100,000,000; plus

o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: (i) the price per share paid by investors in each respective financing; (ii) in the event that convertible securities are sold in the financing, the conversion price of such securities; or (iii) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any warrants required to be issued to Boustead as compensation as described above will be transferable in accordance with rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and will have adjustments to the exercise price in the event that other Company outstanding warrants are re-priced below their exercise price or issues securities at a price below the exercise price per share, will have terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

The Boustead Engagement Letter contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Boustead Engagement Letter were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

See “—Recent Developments – Initial Public Offering and Underwriting Agreement” for additional discussion of certain provisions in the Underwriting Agreement.

Convertible and Nonconvertible Interest-Bearing Unsecured Promissory Notes

As of September 30, 2023 and December 31, 2022, the outstanding convertible and nonconvertible interest-bearing unsecured promissory notes of the Company consisted of the following:

	September 30,	December 31,
	2023	2022
9 6% convertible notes payable, maturity date October 15, 2024	$3,300,000	$3,300,000
12 6% convertible notes payable, maturity date November 15, 2024	1,205,000	1,205,000
6 6% convertible notes payable, maturity date December 23, 2024	1,800,000	1,800,000
15 (as of September 30, 2023) and 13 (as of December 31, 2022) 8% convertible unsecured promissory notes, amended maturity date August 8, 2025, original maturity date August 8, 2023 (see related discussion below)	1,465,000	-
11 and 0 8% unsecured promissory notes, maturity date March 17, 2025 as to $1,500,000 principal and May 2, 2025 as to $850,000 principal	2,350,000	-

Total:	10,120,000	7,620,000

Less unamortized debt issuance costs	(315,143)	(387,920)

Long-term debt, less unamortized debt issuance costs	$9,804,857	$7,232,080

As of September 30, 2023, the Company’s unsecured promissory notes were scheduled to mature and require repayment in future years with respect to the total principal amounts indicated below:

Amount
Years ending December 31,
Remainder of 2023	$-
2024	6,305,000
2025	3,815,000
Total	$10,120,000

The 8% convertible unsecured promissory notes, with original principal of $1,465,000, were initially due to mature on August 8, 2023 unless converted in accordance with their terms. On August 7, 2023, an agreement was signed with the holders of the majority of the outstanding balance under these convertible notes. The agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price, approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance. As a result, the 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase.

The foregoing description of the Amendment to Convertible Unsecured Note, dated as of August 7, 2023, among the Company and certain holders of the 8% Convertible Unsecured Promissory Notes, is qualified in its entirety by reference to the full text of such agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.16.

See “—Recent Developments – Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” for a discussion of developments subsequent to September 30, 2023 with respect to the Company’s unsecured promissory notes which updates the information presented above, which is as of September 30, 2023.

Leases

The Company formerly leased office space under a lease agreement with a term from January 2022 to December 2026. The office space was owned by a former chief executive officer and director of the Company. The lease agreement required monthly payments of approximately $20,800 plus tax and certain operating expenses, with an increase of 3% at the beginning of every calendar year following the first year of the term of the lease agreement through January 2026. As of December 31, 2021, a security deposit was paid in the amount of $23,411. In August 2022, the Company entered into a lease termination agreement in which both parties agreed to terminate the lease and release each other from all future obligations.

The Company currently leases its corporate offices consisting of approximately 3,154 square feet under a lease agreement dated November 1, 2022, as amended by an addendum dated November 2, 2022, and as further amended under a first amendment to lease dated April 1, 2023. As amended, the lease’s initial term from November 1, 2022 to April 30, 2023 was extended for a 39-month term beginning on May 4, 2023 and ending on August 3, 2026. Under the amended lease agreement, rent for the first month was $6,741.90 and was $7,491.00 for each subsequent month through April 2023, plus applicable rental taxes, sales taxes, and operating expenses. Monthly rent will be $7,359 from May 4, 2023 to May 3, 2024, abated for the first three months of this period; $7,580 from May 4, 2024 to May 3, 2025; $7,808 from May 4, 2025 to May 3, 2026; and $8,042 from May 4, 2026 to August 3, 2026, plus applicable rental taxes. Parking fees were $290.50 for the first month and will be $325.00 for each subsequent month. The Company also paid an initial security deposit of $8,000.00 in November 2022 and a second security deposit of $16,000 in May 2023. The initial security deposit will be refunded and credited toward monthly rent for the months beginning May 4, 2024 and May 4, 2025 if the Company has performed all obligations under the amended lease agreement including making all rent payments when due. The Company may exercise a one-time option to extend the amended lease agreement for an additional three-year term upon 9-12 months’ notice for the fair market rent at the time of the extension, as determined in accordance with the amended lease agreement and which will not be less than 103% of the final rent amount under the current term. Under the amended lease agreement, the Company must pay for any tenant improvements above the allowance provided for such improvements of $37,848 or that are not in compliance with the terms of the amended lease agreement.

The Company also leased office space under a lease agreement that expired on May 31, 2023. Monthly rent was $12,075 and included annual escalations. In December 2021, the Company entered into an agreement to sublease its office space. The sublease ended on May 31, 2023 and included fixed rent of $9,894 per month. As a result of the sublease, the Company incurred a loss on the transaction of $43,785 during the year ended December 31, 2021, which is included within accrued liabilities in the balance sheet included with the audited financial statements accompanying this prospectus. The lease liability will be amortized over the remainder of the lease. As of September 30, 2023 and December 31, 2022, the unamortized balance was $0 and $13,924, respectively.

Offering of 15% OID Promissory Notes

On August 2, 2023, August 18, 2023, September 11, 2023, and September 22, 2023, the Company issued 15% OID promissory notes for total principal of $352,942 to certain accredited investors in a private placement for gross proceeds of $300,000. The principal under the 15% OID promissory notes accrue 5% interest annually, and principal and interest under the notes must be repaid by December 31, 2023. The notes may be prepaid without a premium or penalty. As of September 30, 2023, accrued interest under these promissory notes totaled $52,942.

Boustead acted as placement agent in this private placement. Pursuant to our engagement letter agreement with Boustead, we agreed to pay a commission equal to 7% of the gross proceeds, a non-accountable expense allowance equal to 1% of the gross proceeds, and other compensation. However, Boustead waived its compensation for this private placement.

January 2023 Settlement and Related-Party Promissory Note

On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on a $50,000 loan that Mr. Dorsey allegedly made to the Company on or about July 21, 2022 while Mr. Dorsey was the Chief Executive Officer of the Company that was due and payable two weeks thereafter (the “Alleged Loan”). The Company has generally denied entering into a binding agreement with Mr. Dorsey on those terms and that payment is due and owing (the “Loan Dispute”). Under a Settlement Agreement, Release of Claims, and Covenant Not To Sue between the Company and Mr. Dorsey, dated as of January 12, 2023 (the “January 2023 Dorsey Settlement Agreement”), Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023. Mr. Dorsey orally waived enforcement of the repayment obligation until the tenth day following the consummation of the Company’s initial public offering. The net balance of this promissory note was $40,000 as of September 30, 2023. See “—Recent Developments – Repayment of Related-Party Promissory Notes” above for discussion of related recent developments subsequent to September 30, 2023.

Other Related-Party Promissory Notes

On July 23, 2023, the Company issued a promissory note in the amount of $130,000 to Daniel Nelson. Daniel Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 23, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount could be prepaid at any time.

On March 17, 2023, the Company issued a promissory note in the amount of $10,000 to Daniel Nelson. Daniel Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 17, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount could be prepaid at any time.

On March 8, 2023, the Company issued a promissory note in the amount of $95,000 to Nelson Financial Services Inc. Daniel Nelson is the Chief Executive Officer and sole owner of Nelson Financial Services Inc. and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount could be prepaid at any time.

On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Daniel Nelson. Mr. Nelson is Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note was required to be repaid within ten days. The amount could be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provided that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. Mr. Nelson agreed to extend the maturity date to the closing of the initial public offering and waive payment of any default interest.

See “—Recent Developments – Repayment of Related-Party Promissory Notes” above for discussion relating to the promissory notes described above of recent developments subsequent to September 30, 2023.

On March 1, 2023, the Company issued a promissory note in the amount of $75,000 to Nelson Financial Services Inc. Mr. Nelson is the Chief Executive Officer and sole owner of Nelson Financial Services Inc. and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note must be repaid within ten days. The amount may be prepaid at any time. The promissory note was fully repaid on May 18, 2023.

On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Dennis Gile. Dennis Gile is our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company. The promissory note provides for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note must be repaid within ten days. The amount may be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provides that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. The promissory note was repaid on April 6, 2023 with accrued interest not including default interest. Mr. Gile did not demand repayment or exercise any remedies under the promissory note prior to such repayment and has not indicated any intent to do so.

Repurchase of Shares, Settlement and Release

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, with Dennis Gile (the “Repurchase Agreement”), we paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 600,000 shares of common stock from Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share. Pursuant to the Repurchase Agreement, $695,000 of the $800,000 payment was made to the attorneys for John Dorsey, a former officer and director of the Company (the “Dorsey/Gile Settlement Payment”), as part of the settlement of a private lawsuit between Mr. Gile and Mr. Dorsey (the “Dorsey/Gile Lawsuit”) under a settlement agreement (the “Dorsey/Gile Settlement Agreement”) between these individuals and Dorsey Family Holdings, LLC, an entity controlled by Mr. Dorsey (“Dorsey LLC”). Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of a certificate from the Chief Financial Officer of the Company that the Repurchase will not impair the Company's capital within the meaning of Section 160 of the Delaware General Corporation Law or the Company’s ability to pay down its debts as they become due (the “CFO Certificate”). Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Dorsey/Gile Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment and transfer 40,000 shares of common stock of the Company to Mr. Dorsey. The Company consented to the transfer and waived the application of the Company’s rights of first refusal under a Shareholder Agreement among the Company and the stockholders of the Company, dated as of May 17, 2022 (the “Shareholder Agreement”), to which Mr. Gile was a party. Pursuant to the requirements of the Shareholder Agreement, Mr. Dorsey also agreed to become a party to the Shareholder Agreement. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release in favor of the Company and certain other required Company-related releasees did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Dorsey/Gile Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement (as defined below). The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of 40,000 shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

Effective March 29, 2023, a Confidential Mutual General Release and Covenant Not to Sue Agreement was entered into between the Company and Mr. Dorsey (the “Mutual Release Agreement”). Under the Mutual Release Agreement, Mr. Dorsey agreed to a general release of claims against and covenant not to sue the Company, the Company’s affiliates, stockholders, and certain other Company releasees, and the Company agreed to a general release of claims against and covenant not to sue Mr. Dorsey, Mr. Dorsey’s affiliates, and certain other releasees, subject to payment of the Dorsey/Gile Settlement Payment, which, as indicated above, was made on March 31, 2023. The releases of claims and covenants not to sue under the Mutual Release Agreement do not apply to breach of the Dorsey/Gile Settlement Agreement or to the January 2023 Dorsey Settlement Agreement.

SAFEs

From March 2021 through July 2021, the Company entered into eight agreements consisting of a “Simple Agreement for Future Equity” (the “SAFE Agreements”) totaling $1,980,000. The SAFE Agreements provided a right to the holder to future equity in the Company in the form of these agreements.

In September 2022 and October 2022, all of the SAFE Agreements were canceled and in exchange a total of 591,048 shares of common stock were issued to the former SAFE holders pursuant to cancellation and exchange agreements with the former SAFE holders.

If the Company had conducted an Equity Financing (as defined in the SAFE Agreements), the SAFE Agreements would have automatically converted into the number of shares of preferred stock equal to the Purchase Amount (as defined in the SAFE Agreements) divided by the conversion price per share.

If there had been a Liquidity Event (as defined in the SAFE Agreements), the holder of the SAFE Agreement would have been automatically entitled to receive a portion of the proceeds equal to the greater of (i) the Purchase Amount or (ii) an amount equal to a percentage of the proceeds to be received in a SAFE Liquidity Event with such percentage calculated by dividing the Purchase Amount by the Liquidity Event Amount (as defined in the SAFE Agreements).

If there had been a Dissolution Event (as defined in the SAFE Agreements), the holder of the SAFE Agreement will automatically receive a portion of the Proceeds equal to the Purchase Amount/Cash-out Amount, due and payable immediately prior to the consummation of the Dissolution Event.

If after eighteen months, there had been no Equity Financing, SAFE Liquidity Event, or Dissolution Event, the SAFE Agreement would have automatically converted into the number of shares of common stock equal to the Purchase Amount divided by the Valuation Discount Price Per Share (as defined in the SAFE Agreements) resulting in an approximate 20% discount.

The SAFE Agreements were not subject to mandatory redemption, and they could have required the Company to issue a variable number of shares. Management of the Company determined that the SAFE Agreements contained a liquidity event provision that embodied an obligation indexed to the fair value of the equity shares and that could have required the Company to settle the SAFE obligation by transferring assets or cash. The SAFE Agreements represented a recurring measurement that is classified within Level 3 of the fair value hierarchy wherein fair value is estimated using significant unobservable inputs, as disclosed and defined in Note 1 to the financial statements accompanying this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. While our significant accounting policies are described in more detail in the notes to our financial statements included with this report, we believe that the following accounting policies are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. We believe our most critical accounting policies and estimates relate to the following:

Concentrations of Credit Risk

The Company maintains its cash account in several deposit accounts, the balances of which are periodically more than federally insured limits. At September 30, 2023 and December 31, 2022, the Company had no amounts uninsured.

Receivables and Credit Policy

The Company estimates an allowance for doubtful accounts based upon an evaluation of the status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There were no open receivables at September 30, 2023 and $15,670 at December 31, 2022. At September 30, 2023 and December 31, 2022, the Company believes the accounts receivable are fully collectable and has no reserve established.

Payment Terms

Users other than college coaches may only access the Company’s website and application on either a free-trial or paid basis. During 2022 and 2021, certain organizations and their coaches were also permitted to access the Company’s website and application under a separate free use arrangement. This free use arrangement was discontinued as of December 31, 2022 other than with respect to college coaches. Users that are not eligible or no longer eligible for a free use arrangement or free-trial access are required to have subscriptions by making payment to the Company prior to access to the Company’s website and application, except that user organizations may have subscriptions by agreeing to make payment on a monthly installment basis. If a required payment is not made, access to the Company’s website and application is suspended until the required payment is received.

Property and Equipment

Property and equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are charged to expense. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income.

Depreciation is provided using the straight-line method, based on useful lives of the assets which range from three to five years.

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2023 and December 31, 2022.

Internally Developed Software

Software consists of an internally developed information system for use by the Company in matching athletes with qualified coaches. The Company has capitalized costs incurred with development and upgrades of the information systems in accordance with applicable accounting standards. The Company amortizes these capitalized costs on a straight-line basis over the estimated useful life of the asset of five years. Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350-40, “Internal-Use Software,” amortization of internal-use software should begin when the software is ready for its intended use. Software is ready for its intended use after all substantial testing is completed. On January 1, 2023, all substantial testing of the Company’s platform for purposes of football recruitment was completed. Amortization of the platform’s capitalized costs for purposes of football recruitment therefore started on January 1, 2023, due to its ready-for-use status.

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized. The Company’s platform was in the application development stage during all periods presented with respect to support for football prior to January 1, 2023, and remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the nine months ended September 30, 2023. Capitalized costs associated with the platform during the nine months ended September 30, 2023 consisted of: Fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the nine months ended September 30, 2023, were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

The Company periodically performs reviews of the recoverability of capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the nine months ended September 30, 2023 and 2022, the Company did not have an impairment charge.

Intangible Assets

Intangible assets consist of development software, patented technology, customer lists, trademarks, software IP, and customer data in the form of verifiable video uploads, player statistics, and academic records. Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment.

Fair Value Measurements

The Company uses the fair value framework that prioritizes the inputs to valuation techniques for recognizing financial assets and liabilities measured on a recurring basis and for non-financial assets and liabilities when these items are re-measured. Fair value is considered to be the exchange price in an orderly transaction between market participants, to sell an asset or transfer a liability at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. The Company categorizes each of its fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety.

These levels are:

Level 1 – This level consists of valuation techniques in which all significant inputs are unadjusted quoted prices from active markets for assets or liabilities that are identical to the assets or liabilities being measured.

Level 2 – This level consists of valuation techniques in which significant inputs include quoted prices from active markets for assets or liabilities that are similar to the assets or liabilities being measured and/or quoted prices for assets or liabilities that are identical or similar to the assets or liabilities being measured from markets that are not active. Also, model-derived valuations in which all significant inputs and significant value drivers are observable in active markets are Level 2 valuation techniques.

Level 3 – This level consists of valuation techniques in which one or more significant inputs or significant value drivers are unobservable. Unobservable inputs are valuation technique inputs that reflect assumptions about inputs that market participants would use in pricing an asset or liability.

The Company’s financial instruments also include accounts and receivable, accounts payable, and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

ASC Topic 825-10, “Financial Instruments,” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheets at fair value in accordance with FASB ASC Topic 820.

Due to the short-term nature of all financial assets and liabilities, their carrying value approximates their fair value as of the balance sheet dates.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of internally developed software and net operating loss and research and development tax credit carry forwards for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company converted to a C corporation in August of 2021. As a limited liability company for the 2020 year and through the date of conversion in 2021, the Company’s taxable loss was allocated to members in accordance with their respective percentage of ownership. Therefore, no provision for income taxes has been included in the financial statements for the period prior to the Company’s conversion to a C corporation.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of September 30, 2023 and December 31, 2022, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of September 30, 2023, the 2020 through 2022 tax years generally remain subject to examination by federal and state authorities.

Deferred Revenue

Deferred revenues are contract liabilities for collections on subscription agreements in excess of revenue recognized.

Revenue Recognition

The Company accounts for revenue under the guidance of FASB ASC Topic 606, “Revenue from Contracts from Customers” (“ASC 606”).

ASC 606 prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. Under the ASC 606 guidance, an entity is required to perform the following five steps:

(1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Revenue from performance obligations satisfied at a point in time consist of sales to individuals representing a one-month subscription and are recognized at the end of the subscription.

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement.

In accordance with ASC 606, contracts may be amended to account for changes in contract specifications and requirements. Contract modifications exist when the amendment either creates new, or changes existing, enforceable rights and obligations. When contract modifications create new performance obligations and the increase in consideration approximates the standalone selling price for goods and services related to such new performance obligations as adjusted for specific facts and circumstances of the contract, the modification is considered to be a separate contract and revenue is recognized prospectively. If a contract modification is not accounted for as a separate contract, the Company accounts for the promised goods or services not yet transferred at the date of the contract modification (the remaining promised goods or services) prospectively, as if it were a termination of the existing contract and the creation of a new contract, if the remaining goods or services are distinct from the goods or services transferred on or before the date of the contract modification. The Company accounts for a contract modification as if it were a part of the existing contract if the remaining goods or services are not distinct and, therefore, form part of a single performance obligation that is partially satisfied at the date of the contract modification. In such case the effect that the contract modification has on the transaction price, and on the entity’s measure of progress toward complete satisfaction of the performance obligation, is recognized as an adjustment to revenue (either as an increase in or a reduction of revenue) at the date of the contract modification (the adjustment to revenue is made on a cumulative catch-up basis).

The Company had negative net revenues for the three months ended June 30, 2022 due to the issuance of refunds totaling $30,942 in June 2022 to certain high school sports program group accounts under the Company’s former promotional free use arrangement for these accounts. These refunds exceeded total revenues in the second quarter of 2022 by $3,498, resulting in negative net revenues for the three months ended June 30, 2022. The Company determined and accounted for the modification as if it were part of the original contracts. The Company determined that the modification does not create a performance obligation because the remaining services to be provided under the modified contract are not distinct. The Company updated its estimate of the transaction price to account for the effect of the modification. This update resulted in a cumulative catch-up adjustment at the date of the contract modification. The cumulative catch-up adjustment at the date of the contract modification resulted in negative net revenues under ASC 606 due to the decrease in revenue exceeding the revenue in the second quarter of 2022.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of September 30, 2023 and December 31, 2022, unamortized debt issuance costs are $315,143 and $387,920, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $75,565 and $312,295 for the three and nine months ended September 30, 2023, respectively, and $131,075 and $818,029 for the three and nine months ended September 30, 2022, respectively. Advertising costs are included in advertising and marketing expenses in the statements of operations.

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as the amortization period of the asset that otherwise would have been recognized is estimated to be one year or less.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

The Company measures and recognize compensation expense for the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The fair value of options on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require significant judgment. The resulting costs are recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company amortizes the fair value of stock-based compensation on a straight-line basis over the requisite service periods. The Company recognizes forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.

Risk free rate. The risk free interest rate is based on the yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group.

Expected term. Using the simplified method, the expected term is estimated as the midpoint of the expected time to vest and the contractual term, as permitted by the SEC. For out of the money option grants, we estimate the expected lives based on the midpoint of the expected time to a liquidity event and the contractual term.

Dividend yield. The Company has never declared or paid any cash dividends and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Volatility. The Company’s expected volatility is derived from the historical volatilities of several unrelated public companies in the digital media and social platform industries because we have little information on the volatility of the price of our common stock because we have no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor.

The following table summarizes the assumptions relating to our stock options for the nine-month period ended September 30, 2023 and the year ended December 31, 2022.

	Nine months ended	Year ended
	September 30,	December 31,
	2023	2022
Risk-free interest rate	3.52%	3.88%
Expected term (in years)	5.42	5.42
Expected volatility	50%	50%
Expected dividend yield	$-	$-

If in the future the Company determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected life, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our and selling, general and administrative expense.

Common Stock Valuation

It is also necessary to estimate the fair value of the common stock underlying our equity awards when computing the fair value calculation of options under the Black-Scholes option-pricing model. The fair value of the common stock underlying our equity awards was assessed on each grant date or a date considered by management to be sufficiently near to the respective grant date to be representative of such grant date. Given the absence of an active market for our common stock prior to this offering, the estimated fair value of our common stock was determined based on an analysis of a number of objective and subjective factors that we believe market participants would consider, including the following:

●	the results of operations, history of losses and other financial metrics;

●	the capital resources and financial condition;

●	the prices of the Company’s private placement offerings;

●	the hiring of key personnel;

●	the introduction of new products;

●	the fact that the option grants involve illiquid securities in a private company;

●	the risks inherent in the development and explanation of the Company’s product and services; and

●	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company given prevailing market conditions.

The following table summarizes, by grant date, the number of stock options granted from January 1, 2022 through November 13, 2023, the effectiveness date of the IPO Registration Statement, and the associated per share exercise price:

	Common shares underlying options granted	Exercise price per share	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date	Intrinsic value per underlying common share

September 9, 2022	110,000	$3.10	$3.10	$1.74	$0.00
September 28, 2022	152,000	3.10	3.10	1.74	0.00
March 14, 2023	53,800	3.10	3.10	1.74	0.00
April 5, 2023	100,000	2.50	2.50	2.22	0.00
April 11, 2023	3,000	2.50	2.50	2.22	0.00
April 19, 2023	16,000	2.50	2.50	2.22	0.00
May 3, 2023	100,000	2.50	2.50	2.22	0.00
May 9, 2023	24,000	2.50	2.50	2.22	0.00

The following table summarizes by grant date the number of restricted stock awards granted from January 1, 2022 through November 13, 2023, the effectiveness date of the IPO Registration Statement:

	RSAs	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date
March 14, 2023	90,000	$3.10	$3.10

Following May 9, 2023 through November 16, 2023, the effectiveness date of the IPO Registration Statement, we did not issue any stock compensation or stock-based compensation.

The following is a discussion of all options we granted from January 1, 2022 through November 13, 2023, which was the effectiveness date of the IPO Registration Statement, and the significant factors contributing to our board of directors’ determination of the fair value:

On September 9, 2022, 110,000 stock options were granted to employees and a newly-appointed independent director. On September 28, 2022, 152,000 stock options were granted to the Company’s directors and officers as stock-based compensation for work performed and expected future services. The exercise price of the stock options and the valuation of the shares of common stock underlying the stock options was modified to $3.10 per share pursuant to resolutions adopted by the Company’s board of directors on October 18, 2022.  The valuation was determined using the optional conversion price of the convertible note private placement that was being conducted at the time of the stock option grants.

On March 14, 2023, 53,800 stock options and 90,000 restricted stock awards were granted to employees. The valuation of the shares of common stock underlying the stock options was $3.10 per share. The Company elected to continue to use the same valuation from 2022 while a new convertible note private placement was being prepared.

On March 14, 2023, the Company’s board of directors approved a non-convertible note private placement with warrants having a $2.50 exercise price. The Company used the valuation of this private placement to value all new stock option grants from April 2023 to May 2023. From April 2023 to May 2023, 243,000 stock options were granted to employees and a newly-appointed independent director. The valuation of the shares of common stock underlying the stock options was $2.50 per share pursuant to resolutions adopted by the Company’s board of directors with respect to April 5, 2023, April 11, 2023, April 19, 2023, May 3, 2023, and May 9, 2023. The valuation was determined using the private placement warrant exercise price of $2.50 per share.

Independent Third-Party Valuation

On July 24, 2023, the Company engaged a third-party independent valuation firm, which concluded that as of August 31, 2022, which the Company considered representative of the fair value of the underlying common stock of the options granted on September 9, 2022 and September 28, 2022 and modified on October 18, 2022 as described above, the fair value of the Company’s common stock was $1.74 per share. The third-party independent valuation firm’s valuation report as of August 31, 2022 applied a Probability-Weighted Expected Return Method (“PWERM”) analysis that reflected a 45% probability that the Company would complete an initial public offering, and a 55% probability that the Company would continue to operate privately. The Company performed a retrospective analysis based on the July 24, 2023 valuation on the financial statements previously issued and determined that any difference to stock compensation expense previously booked is not material to the financial statements as a whole for the year ended December 31, 2022 and the three-month period ended March 31, 2023. The Company engaged the same third-party independent valuation firm to conduct a valuation analysis as of March 31, 2023, which the Company considered representative of the fair value of the underlying common stock of the options granted on March 14, 2023, April 5, 2023, April 11, 2023, April 19, 2023, May 3, 2023 and May 9, 2023, and concluded that the fair value of the Company’s common stock was $2.22 per share. Their valuation report as of March 31, 2023 applied a PWERM analysis that reflected a 70% probability that the Company would complete an initial public offering and a 30% probability that the Company would continue to operate privately.

Partial Conversion of Convertible Notes and Reduction of Valuation of Common Stock

From August 2022 to January 2023, the Company conducted a private placement of the Company’s 8% convertible unsecured promissory notes and respective warrants under subscription agreements with a number of accredited investors. Pursuant to the agreements, we issued 15 convertible notes and respective warrants for aggregate loans of $1,465,000. The convertible notes bear interest at 8% annually, and were initially due to mature on August 8, 2023 unless converted in accordance with their terms. On August 7, 2023, an agreement was signed with the holders of the majority of the outstanding balance under these convertible notes (the “8% Convertible Note Amendment Agreement”). The 8% Convertible Note Amendment Agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the 8% Convertible Note Amendment Agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The 8% Convertible Note Amendment Agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price, approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance. As a result, the 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase. In connection with this transaction, the estimated fair value of the underlying shares of common stock was reduced from $2.22 as of March 31, 2023 to $2.00 as of August 7, 2023, reflecting an assumed 65% probability that the Company would complete an initial public offering and an assumed 35% probability that the Company would continue to operate privately.

Other Equity-Related Transactions

Following August 7, 2023 and until November 13, 2023, which was the effectiveness date of the IPO Registration Statement, we did not conduct any equity-related transactions. On November 13, 2023, we issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount, and the convertible note holders were issued a number of shares of common stock upon conversion of the convertible notes in the amount that would be applicable as if the principal under the convertible notes had been increased to 110% of the outstanding principal.

On the same date, we entered into the Underwriting Agreement with respect to the IPO Shares and that were sold pursuant thereto on November 16, 2023. See “—Liquidity and Capital Resources – Recent Developments – Initial Public Offering and Underwriting Agreement” and “—Liquidity and Capital Resources – Contractual Obligations – Contractual Obligations to Boustead Securities, LLC” for discussion of its terms.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2023 and December 31, 2022, 386,650 and 253,000, respectively, stock options were excluded from dilutive earnings per share as their effects were anti-dilutive.

Leases

At the inception or modification of a contract, the Company determines whether a lease exists and classifies its leases as an operating or finance lease at commencement. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent their obligation to make lease payments arising from the lease.

As most of the Company’s leases do not provide an implicit interest rate, the lease liability is calculated at lease commencement as the present value of unpaid lease payments using the Company’s estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

The lease asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

Leases with an initial expected term of 12 months or less are not recorded in the Company’s balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components.

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. At September 30, 2023, the Company does not have financial assets measured at amortized cost and the allowance is currently zero.

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Use of Proceeds from Registered Securities

On November 13, 2023, we entered into the Underwriting Agreement with Boustead, as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of the IPO Shares. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at the IPO Price as reduced by a 1% non-accountable expense allowance, and the Representative’s Warrant. The Underwriting Agreement also provided for our payment of reasonable out-of-pocket expenses incurred by the representative of the underwriters in connection with the initial public offering of up to $255,000. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments – Initial Public Offering and Underwriting Agreement” for additional discussion regarding the Underwriting Agreement.

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American.

The closing of the initial public offering took place on November 16, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.8 million. The Company also issued Boustead a Representative’s Warrant exercisable for the purchase of 84,000 shares of common stock at an exercise price of $6.75 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance. As of the date of this report, the Representative’s Warrant has not been exercised.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the IPO Registration Statement (File No. 333-267258), initially filed with the SEC on May 15, 2023, and declared effective by the SEC on November 13, 2023; pursuant to the 462(b) Registration Statement (File No. 333-275532); and by means of the Final IPO Prospectus, dated November 13, 2023, filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The IPO Registration Statement registered for sale shares of common stock with a maximum aggregate offering price of $10,350,000; Representative’s Warrants; and shares of common stock underlying Representative’s Warrants with a maximum aggregate offering price of $724,500. The 462(b) Registration Statement registered for sale an additional amount of shares of common stock underlying Representative’s Warrants having a proposed maximum aggregate offering price of $253,575.

The IPO Registration Statement included the registration for sale of an additional 180,000 shares of common stock at the assumed public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the 462(b) Registration Statement included 12,600 shares of common stock that the underwriters have the option to purchase upon exercise of a second Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option.

In addition, a maximum of 2,346,548 shares were registered for resale by the selling stockholders named in the IPO Registration Statement, based on the assumed initial public offering price of $4.00 per share, which was the low point of the price range set forth on the cover page of the IPO Registration Statement, of which a total of 2,214,548 shares of common stock, based on the final public offering price of $5.00 per share, were included for resale by means of the Final Resale Prospectus, dated November 13, 2023, which was filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the listing of the common stock on NYSE American. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of common stock by the selling stockholders.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 and the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into a total of 3,360,200 shares of common stock at a conversion price of $2.50 per share. All interest accrued on such principal was waived upon conversion in accordance with the terms of the notes. In addition, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised, and the proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. See “Part I. Financial Information – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments – Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” for additional discussion.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 and the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into a total of 3,360,200 shares of common stock at a conversion price of $2.50 per share. In addition, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised, and the proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. See “—Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” for additional discussion.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for product and technology development, expansion of its sales team and marketing efforts, and general working capital and other corporate purposes, including repayment of indebtedness used for working capital.

As of September 30, 2023, we had not used any of the proceeds from the initial public offering because the proceeds from the initial public offering were not received until November 16, 2023.

As of the date of this report, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There has not been, and we do not expect, any material change in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K, except as disclosed below.

8% Convertible Unsecured Promissory Notes and Warrants Private Placement

From August 2022 to January 2023, we conducted a private placement of the Company’s 8% convertible unsecured promissory notes and respective warrants under subscription agreements with a number of accredited investors. Pursuant to the agreements, we issued 15 convertible notes and respective warrants for aggregate loans of $1,465,000. The convertible notes incurred interest at 8% annually, and were initially due to mature on August 8, 2023 unless converted in accordance with their terms. On August 7, 2023, an agreement was signed with the holders of the majority of the outstanding balance under these convertible notes. The agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price, approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance.

As a result, on August 7, 2023, an aggregate of $293,000 in principal under the Company’s 8% convertible unsecured promissory notes was converted into an aggregate of 146,500 shares of common stock at a conversion price of $2.00 per share. The shares were issued to the holders of the Company’s 8% convertible unsecured promissory notes. The 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase.

The offer and sale of securities described above were made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder for the offer and sale of securities not involving a public offering. All of those individuals or entities acquiring securities represented that they were accredited investors, acquiring the shares for investment and without a view to the distribution thereof. At the time of issuance, all of the foregoing securities were deemed to be restricted securities for purposes of the Securities Act and the certificates representing such securities bore legends to that effect.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2023 but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.2	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.1	Representative’s Warrant issued to Boustead Securities, LLC, dated November 16, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 17, 2023)
4.2*	Promissory Note issued by Signing Day Sports, Inc. to Nelson Financial Services Inc., dated July 23, 2023
4.3*	Promissory Note issued by Commerce Bank of Arizona to Signing Day Sports, Inc., dated October 6, 2023
4.4*	Promissory Note issued by Commerce Bank of Arizona to Signing Day Sports, Inc., dated December 11, 2023
4.5	Form of 15% Original Issue Discount Promissory Note (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1/A filed on August 31, 2023)
10.1*	Term Sheet for an Equity Line of Credit between Signing Day Sports, Inc. and 3i Management, dated as of November 16, 2023
10.2	Settlement Agreement and Release, dated as of December 12, 2023, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)
10.3	Underwriting Agreement, dated November 13, 2023, by and between Signing Day Sports, Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 17, 2023)
10.4	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 29, 2023)

10.5	Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.6	Form of Stock Option Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.7	Employee Confidential Information and Inventions Assignment Agreement, dated November 22, 2023, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 29, 2023)
10.8	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 29, 2023)
10.9	Employee Confidential Information and Inventions Assignment Agreement, dated April 3, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.10	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 29, 2023)
10.11	Employee Confidential Information and Inventions Assignment Agreement, dated November 27, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 29, 2023)
10.12	Form of Indemnification Agreement between Signing Day Sports, Inc. and each officer or director (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.13*	Business Loan Agreement, dated October 6, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona
10.14*	Business Loan Agreement, dated December 11, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona
10.15*	Assignment of Deposit Account, dated December 11, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona
10.16	Amendment to Convertible Unsecured Note, dated as of August 7, 2023, among Signing Day Sports, Inc. and certain holders of the 8% Convertible Unsecured Promissory Notes (incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1/A filed on August 31, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 28, 2023	SIGNING DAY SPORTS, INC.

/s/ Daniel D. Nelson
	Name:	Daniel D. Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)