Form 10-Q/A
period 2023-09-30
Signing Day Sports, Inc.
filed 2023-12-29
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed with the Securities and Exchange Commission on December 28, 2023 (the “Form 10-Q”) is to add inline XBRL tagging to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Certain changes have been made to the Form 10-Q to address inline XBRL tagging requirements. This Amendment No. 1 to the Form 10-Q does not reflect any subsequent events that may have occurred after the original filing date of the Form 10-Q.

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

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.

Consolidated Balance Sheets

	September 30, 2023 (Unaudited)	December 31, 2022

ASSETS

Current assets
Cash and cash equivalents	$22,517	$254,409
Accounts receivable	-	15,670
Prepaid expense	7,816	13,841
Current operating lease right of use asset	82,353	-
Other current assets	-	17,412

Total current assets	112,686	301,332

Property and equipment, net	14,102	10,302
Intangible assets	16,501	22,000
Operating lease right of use asset	145,214	-
Internally developed software	1,078,956	12,529
Deferred tax asset	100,000	100,000
Deferred offering cost	431,431	-
Other assets	24,000	8,000

Total assets	$1,922,890	$454,163

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,696,840	$614,158
Accrued liabilities	1,025,380	512,688
Deferred revenue	4,259	44,073
Deferred rent	-	9,894
Current operating lease right of use liability	82,353	13,924
Tenant deposit	9,894	9,894
Convertible notes - current maturities	-	1,315,000
Loans payable	678,666	120,000

Total current liabilities	3,497,392	2,639,631

Non-current liabilities
Convertible and nonconvertible notes - net of current maturities, less unamortized debt issuance costs	9,804,857	5,917,080
Noncurrent operating lease liability	165,754	-

Total liabilities	$13,468,003	$8,556,711

Stockholders’ deficit
Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 7,737,652 and 8,086,152 shares issued and outstanding as of September 30, 2023, and December 31, 2022 respectively.	760	809
Additional paid-in capital	2,610,753	3,377,459
Subscription Receivable	(11)	-
Accumulated deficit	(14,156,615)	(11,480,816)

Total stockholders’ deficit	(11,545,113)	(8,102,548)

Total liabilities and stockholders’ deficit	$1,922,890	$454,163

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022

Revenues, net	$55,212	$3,352	$226,042	$71,701
Cost of revenues	10,238	162,050	36,273	680,557

Gross profit (loss)	44,974	(158,698)	189,769	(608,856)

Operating cost and expenses
Advertising and marketing	75,565	131,075	312,295	818,028
General and administrative	567,522	733,191	1,838,026	3,329,038

Total operating expenses	643,087	864,266	2,150,321	4,147,066

Net income (loss) from operations	(598,113)	(1,022,964)	(1,960,552)	(4,755,922)

Other income (expense)
Interest expense	(309,271)	-	(764,719)	-
Interest income	-	5	-	1,100
Other expense	(2,347)	-	-	(53,640)
Other Income	(9,894)	29,682	49,470	85,724

Total other income (expense)	(321,512)	29,687	(715,249)	33,184

Net loss	$(919,625)	$(993,277)	$(2,675,801)	$(4,722,738)

Weighted average common shares outstanding - basic and diluted	7,614,070	5,421,113	7,614,070	5,421,113

Net loss per common share - basic and diluted	0.12	0.18	0.35	0.87

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

Consolidated Statements of Changes In Stockholders’ Deficit

(Unaudited)

	Common Stock			Subscription	Accumulated	Total Stockholders’
	Shares	Amount	Additional	Receivable	Deficit	Deficit

Balance at December 31, 2021	7,495,104	$750	$1,245,267	-	$(4,807,002)	$(3,560,985)

Net loss	-	-	-	-	(2,016,227)	(2,016,227)

Balance at March 31, 2022	7,495,104	750	1,245,267		(6,823,229)	(5,577,212)

Net loss	-	-	-	-	(1,713,233)	(1,713,233)

Balance at June 30, 2022	7,495,104	$750	$1,245,267	-	$(8,536,462)	$(7,290,445)

Balance at December 31, 2022	8,086,152	$809	3,377,459	-	(11,480,816)	(8,102,548)

Stock-based compensation expense	-	-	178,333	-	-	178,333

Stock repurchase and retirement	(600,000)	(60)	(799,940)	-	-	(800,000)

Net loss	-	-	-	-	(865,251)	(865,251)

Balance at March 31, 2023 (Restated)	7,486,152	$749	2,755,852	-	(12,346,067)	(9,589,466)

Stock-based compensation expense adjustment	-	-	(145,099)	-	-	(145,099)

Issuance of common stock	105,000	11	-	(11)	-	-

Net loss	-	-	-	-	(890,923)	(890,923)

Balance at June 30, 2023	7,591,152	$760	$2,610,753	(11)	$(13,236,990)	$(10,625,488)

Net loss	-	-	-	-	(919,625)	(919,625)

Balance at Sept. 30, 2023	7,591,152	$760	$2,610,753	(11)	$(14,156,615)	$(11,545,113)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SIGNING DAY SPORTS, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022

Cash flows from operating activities
Net loss	$(2,675,801)	$(4,722,738)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,842	-
Stock-based compensation	33,283	-
(Increase) decrease in assets:
Accounts receivable	15,670	1,130
Prepaid and other assets	7,437	185,027
Operating lease right of use asset	(227,567)	-
Deferred offering costs	(431,431)	-
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	1,595,376	77,780
Deferred revenue	(39,814)	(32,268)
Deferred rent	(9,894)	(31,960)
Lease liabilities	234,183	(22,312)

Net cash used in operating activities	(1,496,716)	(4,545,340)

Cash flows from investing activities
Development of internal software	(1,066,427)	(648,791)
Purchase of intellectual property	5,499	(22,000)
Purchase of property and equipment	(5,642)	-

Net cash used in investing activities	(1,066,570)	(670,791)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,572,777	700,000
Proceeds from loans	558,666	120,000
Proceeds from issuance of common stock	(49)	-
Distribution to member	(800,000)	-

Net cash provided by financing activities	2,331,394	820,000

Net decrease in cash and cash equivalents	(231,892)	(4,396,131)

Cash and cash equivalents, beginning of period	254,409	4,687,550

Cash and cash equivalents, end of period	22,517	291,419

Supplemental cash flow information Cash paid for interest expense	$-	$-

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

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $0.920 million and $2.676 million for the three and nine months ended September   30, 2023, respectively and $0.993 million and $4.723 million for the three and nine months ended September 30, 2022. We had cash used in operating activities of approximately $1.497 million and $4.545 million for the nine months ended September 30, 2023 and 2022, respectively, and have cumulative losses of approximately $20.8 million and $18.1 million as of September 30, 2023 and December 31, 2022, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $75,565 and $312,295 for the three and nine months ended September 30, 2023, respectively, and $131,075 and $818,028 for the three and nine months ended September 30, 2022, respectively. Advertising costs are included in advertising and marketing expenses in the statements of operations.

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

Note 6 - Notes Payable

Convertible and nonconvertible notes payable consists of:

	September 30, 2023	December 31, 2022
9 convertible notes payable, bear interest at 6%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon initial public offering (IPO) or other “sale of control” as defined in the agreement. If IPO or sale of control is not consummated by March 31, 2022, the Company has the option to repay notes at anytime prior to maturity date of October 15, 2024.	$3,300,000	$3,300,000

12 convertible notes payable, bear interest at 6%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon IPO or other “sale of control” as defined in the agreement. If IPO or sale of control is not consummated by March 31, 2022 the Company has the option to repay notes at anytime prior to maturity date of November 15, 2024.	1,205,000	1,205,000

6 convertible notes payable, bear interest at 6%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon IPO or other “sale of control” as defined in the agreement. If IPO or sale of control is not consummated by March 31, 2022 the Company has the option to repay notes at anytime prior to maturity date of December 23, 2024.	1,800,000	1,800,000

15 convertible notes payable, bear interest at 8%, no monthly payments, unsecured, notes automatically convert at 50% of fair value (less any accrued interest) upon IPO or other “sale of control” as defined in the agreement. Notes may only be prepaid by the Company with the written consent of the holder prior to the maturity date of August 8, 2025.	1,465,000	-

11 nonconvertible notes payable, bear interest at 8%, no monthly payments, unsecured, notes have warrants that are payable upon IPO or other “sale of control” as defined in the agreement. Notes may be prepaid by the Company at any time in its sole discretion prior to the maturity on dates ranging from March 17, 2025 to May 2, 2025.	2,350,000	-
	$10,120,000	$7,620,000

Less unamortized debt issuance costs	(315,143)	(387,920)

Debt, less unamortized debt issuance costs	$9,804,857	$7,232,080

Future maturities of convertible notes payable are as follows:

Amount
Years ending December 31,
Remainder of 2023	$-
2024	6,305,000
2025	3,815,000
Total	$10,120,000

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

Reverse Stock Split

On April 14, 2023 (the “Effective Date”), the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. Upon the filing and effectiveness, April 14, 2023,  pursuant to the Delaware General Corporation Law of this Certificate of Amendment to the Certificate of Incorporation of the Corporation, each five (5) shares of Common Stock issued and outstanding immediately prior to the Effective Date shall, automatically and without any action on the part of the respective holder thereof, be combined and converted into one (1) share of Common Stock (the “Reverse Stock Split”).

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

Treasury Stock

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, with Dennis Gile (the “Repurchase Agreement”), we paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 600,000 shares of common stock from Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share. Pursuant to the Repurchase Agreement, $695,000 of the $800,000 payment was made to the attorneys for John Dorsey, a former officer and director of the Company (the “Dorsey/Gile Settlement Payment”), as part of the settlement of a private lawsuit under a settlement agreement between Mr. Gile and Mr. Dorsey (the “Dorsey/Gile Lawsuit”) between these individuals and Dorsey LLC (the “Dorsey/Gile Settlement Agreement”). Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of a certificate from the Chief Financial Officer of the Company that the Repurchase will not impair the Company’s capital within the meaning of Section 160 of the Delaware General Corporation Law (“DGCL”) or the Company’s ability to pay down its debts as they become due (the “CFO Certificate”). Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Gile/Dorsey Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment and transfer 40,000 shares of the Company to Mr. Dorsey. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release of the Company and did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement (as defined below). The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of 40,000 shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

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

Comparison of Nine Months Ended September 30, 2023 and 2022

	Nine Months Ended
	September 30, 2023	September 30, 2022
Revenues, net	$226,042	$71,701
Cost of revenues	36,273	680,557
Gross profit (loss)	189,769	(608,856)

Operating cost and expenses
Advertising and marketing	312,295	818,028
General and administrative	1,838,026	3,329,038

Total operating expenses	2,150,321	4,147,066

Net income (loss) from operations	(1,960,552)	(4,755,922)

Other Income (expense)
Interest expense	(764,719)	-
Interest income	-	1,100
Other expense	-	(53,640)
Other income	49,470	85,724

Total other income (expense)	(715,249)	33,184

Net loss	$(2,675,801)	$(4,722,738)

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Our current auditor and former auditor’s opinions included in our audited financial statements for the years ended December 31, 2022 and 2021 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. For the nine months ended September 30, 2023 and 2022, our net loss was approximately $2.676 million and approximately $4.723 million, respectively, and our net cash used in operating activities was approximately $1.497 million and approximately $4.545 million, respectively. As of September 30, 2023 and December 31, 2022, we had cumulative losses of approximately $20.8 million and approximately $18.1 million, respectively. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2023 and 2022.

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$(1,496,716)	$(4,545,340)
Net cash provided by (used in) investing activities	(1,066,570)	(670,791)
Net cash provided by (used in) financing activities	2,331,394	820,000
Net change in cash and cash equivalents	(231,892)	(4,396,131)
Cash and cash equivalents, beginning of period	254,409	4,687,550
Cash and cash equivalents, end of period	$22,517	$291,419

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

Repurchase of Shares, Settlement and Release

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, with Dennis Gile (the “Repurchase Agreement”), we paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 600,000 shares of common stock from Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share. Pursuant to the Repurchase Agreement, $695,000 of the $800,000 payment was made to the attorneys for John Dorsey, a former officer and director of the Company (the “Dorsey/Gile Settlement Payment”), as part of the settlement of a private lawsuit between Mr. Gile and Mr. Dorsey (the “Dorsey/Gile Lawsuit”) under a settlement agreement (the “Dorsey/Gile Settlement Agreement”) between these individuals and Dorsey Family Holdings, LLC, an entity controlled by Mr. Dorsey (“Dorsey LLC”). Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of a certificate from the Chief Financial Officer of the Company that the Repurchase will not impair the Company’s capital within the meaning of Section 160 of the Delaware General Corporation Law or the Company’s ability to pay down its debts as they become due (the “CFO Certificate”). Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Dorsey/Gile Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment and transfer 40,000 shares of common stock of the Company to Mr. Dorsey. The Company consented to the transfer and waived the application of the Company’s rights of first refusal under a Shareholder Agreement among the Company and the stockholders of the Company, dated as of May 17, 2022 (the “Shareholder Agreement”), to which Mr. Gile was a party. Pursuant to the requirements of the Shareholder Agreement, Mr. Dorsey also agreed to become a party to the Shareholder Agreement. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release in favor of the Company and certain other required Company-related releasees did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Dorsey/Gile Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement (as defined below). The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of 40,000 shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.2	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.1	Representative’s Warrant issued to Boustead Securities, LLC, dated November 16, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 17, 2023)
4.2*	Promissory Note issued by Signing Day Sports, Inc. to Nelson Financial Services Inc., dated July 23, 2023
4.3*	Promissory Note issued by Commerce Bank of Arizona to Signing Day Sports, Inc., dated October 6, 2023
4.4*	Promissory Note issued by Commerce Bank of Arizona to Signing Day Sports, Inc., dated December 11, 2023
4.5	Form of 15% Original Issue Discount Promissory Note (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1/A filed on August 31, 2023)
10.1*	Term Sheet for an Equity Line of Credit between Signing Day Sports, Inc. and 3i Management, dated as of November 16, 2023
10.2	Settlement Agreement and Release, dated as of December 12, 2023, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)
10.3	Underwriting Agreement, dated November 13, 2023, by and between Signing Day Sports, Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 17, 2023)
10.4	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 29, 2023)

10.5	Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.6	Form of Stock Option Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.54 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.7	Employee Confidential Information and Inventions Assignment Agreement, dated November 22, 2023, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 29, 2023)
10.8	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 29, 2023)
10.9	Employee Confidential Information and Inventions Assignment Agreement, dated April 3, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.10	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 29, 2023)
10.11	Employee Confidential Information and Inventions Assignment Agreement, dated November 27, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 29, 2023)
10.12	Form of Indemnification Agreement between Signing Day Sports, Inc. and each officer or director (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.13*	Business Loan Agreement, dated October 6, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona
10.14*	Business Loan Agreement, dated December 11, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona
10.15*	Assignment of Deposit Account, dated December 11, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona
10.16	Amendment to Convertible Unsecured Note, dated as of August 7, 2023, among Signing Day Sports, Inc. and certain holders of the 8% Convertible Unsecured Promissory Notes (incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1/A filed on August 31, 2023)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 29, 2023	SIGNING DAY SPORTS, INC.

/s/ Daniel D. Nelson
	Name:	Daniel D. Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)