Form 10-K
period 2023-12-31
Signing Day Sports, Inc.
filed 2024-03-29
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-41863

SIGNING DAY SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-2792157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8355 East Hartford Rd., Suite 100, Scottsdale, AZ	85255
(Address of principal executive offices)	(Zip Code)

(480) 220-6814
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	SGN	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 26, 2024, there were a total of 15,365,312 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Signing Day Sports, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2023

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Signing Day Sports,” and “our company” refer to the consolidated operations of Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s Common Stock, par value $0.0001 per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of the outstanding common stock which became effective on April 14, 2023.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business, including “Signing Day Sports”, “The Hat Before The Hat” and associated marks. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Item 1A. “Risk Factors”. These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	anticipated benefits from strategic alliances, sponsorships, and collaborations with certain sports organizations or celebrity professional sports consultants;

●	our ability to implement certain desired artificial intelligence features into our platform;

●	our anticipated ability to obtain additional funding to develop additional services and offerings;

●	expected market acceptance of our existing and new offerings;

●	anticipated competition from existing online offerings or new offerings that may emerge;

●	anticipated favorable impacts from strategic changes to our business on our net sales, revenues, income from continuing operations, or other results of operations;

●	our expected ability to attract new users and customers, with respect to football, sports other than football, or both;

●	our expected ability to increase the rate of subscription renewals;

●	our expected ability to slow the rate of user attrition;

●	our expected ability and third parties’ abilities to protect intellectual property rights;

●	our expected ability to adequately support future growth;

●	our expected ability to comply with user data privacy laws and other legal requirements;

●	anticipated legal and regulatory requirements and our ability to comply with such requirements; and

●	our expected ability to attract and retain key personnel to manage our business effectively.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under “Item 1A. Risk Factors”.

●	The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

●	We have a limited operating history. There can be no assurance that we will be successful in growing our business.

●	We have a history of losses since our inception and may continue to incur losses for the foreseeable future.

●	Our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

●	We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and we may be forced to significantly delay, scale back or discontinue our operations.

●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

●	We operate in the highly competitive sports recruitment industry which is subject to rapid and significant technological changes.

●	If we fail to acquire new customers, we may not be able to increase net sales or achieve profitability.

●	Our software or services may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

●	If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

●	We depend on sophisticated information technology systems and data processing to operate our business. If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, customer data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

●	We have incorporated, and plan to incorporate in the future, artificial intelligence, or AI, features into our platform. This technology is new and developing and may present risks that could affect our business.

●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	There may be challenges to our proprietary technology and any patents that we may obtain.

●	If we fail to renew and/or expand our existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.

●	Some aspects of our products and services incorporate open source software, and our use of open source software could negatively affect our business, results of operations, financial condition, and prospects.

●	Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations.

●	We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

●	We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.

●	Climate change and increased focus by governmental organizations on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	It is not possible to predict the actual number of shares we will sell under our committed equity financing facility, or the actual gross proceeds resulting from those sales.

●	Our ability to sell the maximum number of shares permitted to be sold under our committed equity financing facility may be limited by its terms and conditions.

●	The sale and issuance of our common stock under our committed equity financing facility may cause dilution to our existing stockholders, and the sale of the shares of common stock acquired from us under our committed equity financing facility, or the perception that such sales may occur, could cause the price of our common stock to fall.

●	Our management team will have broad discretion over the use of the net proceeds from our sale of shares of common stock under our committed equity financing facility, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

●	There was no public market for our common stock prior to the Company’s initial public offering, and an active market in which investors can resell their shares of our common stock may not develop.

●	The market price of our common stock has fluctuated significantly and may continue to do so.

●	Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our common stock has likewise experienced rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our common stock.

●	Short sellers of our stock may drive down the market price of our common stock.

●	We may not be able to maintain a listing of our common stock on the NYSE American stock exchange.

●	If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

●	Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return holders of our common stock may be able to achieve from an investment in our common stock.

●	Our internal control over financial reporting currently may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

●	We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

●	Our principal stockholders, executive officers and directors beneficially own a significant percentage of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval.

PART I

ITEM 1. BUSINESS.

Overview

We are a technology company developing and operating a platform aiming to give significantly more student-athletes the opportunity to go to college and continue playing sports. Our platform, Signing Day Sports, is a digital ecosystem to help athletes get discovered and recruited by coaches and recruiters across the country. We fully support football, baseball, softball, and men’s and women’s soccer, and we plan to expand the Signing Day Sports platform to include additional sports. Each sport is led by former professional athletes and coaches who know what it takes to get to the big leagues.

Signing Day Sports launched in 2019, and as of December 2023, many high schools, sports clubs, and aspiring high school athletes have subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes. Signing Day Sports initially supported football athletes, and now also offers a platform for baseball, softball, and men’s and women’s soccer, resulting in even more recruiter and athlete platform participants.

We founded Signing Day Sports to reinvent the high school and college sports recruiting process for the digital era. When we started the Company, recruiting was still being done largely as it had been done since before the mass availability of Internet-connected devices and was still limited by that model. We believe that we identified the flaws in the recruiting process and the unique opportunity it presented for us to become a solution provider in the industry. We developed and operated our platform with the objective of optimizing and enhancing the sports recruitment process across all sizes of colleges and athletic departments.

Our ability to leverage modern technologies to bring coaches and student-athletes together in a mutually beneficial ecosystem has shown significant benefits for both sides of the student-athlete recruitment process. Parents and student-athletes can use the platform to understand and provide what recruiters want to see, seek and gain offers of better athletic scholarships or other financial aid packages, and maximize the potential of a student-athlete’s career. Recruiters now have a comprehensive recruitment application that shows video verification of key attribute data and gives the recruiter the ability to narrow down their search with a highly optimized search engine and student-athlete screening process.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. We are aware of no other platform that offers what our platform does. Our goal is to change the way sports recruitment is done for the betterment of everyone.

As of December 31, 2023, we had total assets of approximately $4.7 million with total stockholders’ equity of approximately $1.7 million.

Our sales increased 293% year-over-year in 2023 compared to 2022, primarily due to an increase in event revenue and user subscriptions.

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and a significant accumulated deficit. For the fiscal years ended December 31, 2023 and 2022, our net loss was approximately $5.5 million and $6.7 million, respectively, our cash used in operating activities was approximately $4.8 million and $4.9 million, respectively, and we had an accumulated deficit of approximately $17.0 million and $11.5 million, respectively. We expect to incur expenses and operating losses over the next several years. We plan to finance our operations primarily using proceeds from our recent initial public offering in November 2023, use of our committed equity financing facility, and other capital raises until our transition to profitable operations, at which point we plan to finance operations primarily from profits. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that our financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. There can also be no assurance that we will succeed in generating sufficient revenues to continue our operations as a going concern. For further discussion, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Going Concern”.

A Problem Worth Solving

The sports recruitment industry has several problems. Frequently, the best student-athletes are overlooked because of a lack of exposure, promotion, and experience. The dominance of the top athletic programs reduces opportunities for talented student-athletes. Many student-athletes do not know how to effectively promote themselves. Signing Day Sports has built an application to bring equal opportunity to all student-athletes looking to be recruited at every level.

We believe that our technology can help level the playing field for both student-athletes and recruiters. Any student-athlete can promote and demonstrate their talent to college coaches without economic or geographic barriers. On the other side, every recruiter who uses the platform can access the same rich level of data that can be provided by the platform’s student-athletes.

We believe our technology will help move sports recruitment toward a truly fair experience for all parties involved.

Our Solution

Signing Day Sports is a platform in the form of an app available on Apple’s App Store and Google Play for student-athletes and a website portal on personal computers for coaches and recruiters for data review. We believe Signing Day Sports is the first comprehensive sports recruitment platform. The platform interface is designed to be optimized for each participant in the sports recruitment process. The three-tiered technology platform serves student-athletes, their parents, high school and sports club coaches, college coaches, and professional scouts.

Student-athletes can upload key information and video-verified data that is critical in the recruitment process. The data fields in our player platform include the following: Video-verified measurables (such as height, weight, 40-yard dash, wingspan, hand size), academic information (such as official transcripts and SAT/ACT scores), and technical skill videos (such as drills and speed tests that exemplify player mechanics, coordination, and development).

College coaches, team managers and other recruiters can load in all student-athletes on their respective teams, sports clubs or programs. They can use the platform to communicate directly with student-athletes, track their progress in the weight room and training field, and manage other aspects of their student-athletes. Additionally, the platform serves as an important tool for recruitment and development. College coaches can manage their entire recruitment process through our platform. Our platform provides college coaches an optimized organizational system, communication tools, and verified data to make informed decisions and save program costs. Student-athletes and parents can use the platform to communicate with their coaches and managers as well as track individual performance and key metrics that are valuable to recruiters. The platform was built by athletes and recruiters for athletes and recruiters, and we believe it truly represents the future of sports recruitment.

Market for Recruiting Services

The youth sports market was $28.7 billion in the U.S. in 2019 before it declined to $6.7 billion in the wake of the COVID-19 pandemic, and it was projected that it would start to recover in 2021 (Wintergreen Research, Inc., “Global Youth Team, League, and Tournament Sports Market Report 2021: The $28.7 Billion Market Declined to $6.7 Billion in 2020 in the Wake of the Pandemic with Recovery Expected in 2021,” May 2021). Prior to the COVID-19 pandemic, it was reported that the youth sports market was projected to reach $77.6 billion by 2026 (Business Wire, “Youth Sports: Market Shares, Strategies and Forecasts, Worldwide, 2019-2026 - ResearchAndMarkets.com”, December 26, 2019). In the United States alone, in the 13-17 age-range only, as of 2020, there were 1,845,000 youth baseball players, 1,437,000 youth tackle football players, 1,208,000 outdoor soccer players, and 353,000 youth fastpitch softball players (Sports & Fitness Industry Association, 2020). Additionally, sports families spent an average of $693 per child, per sport annually (Project Play – An Initiative of the Aspen Institute, “State of Play – 2019,” September 4, 2019).

Globally, we believe the number of youth sports participants is likely in the hundreds of millions, including school-affiliated athletic programs, sports clubs, and recreational participants. In 2020, in the United States alone there were 8 million student-athletes competing in high school sports (NCAA, “Probability of Competing Beyond High School”). In most sports, less than 10% of high school athletes compete in college athletics, and the probability of NCAA athletes making it to the professional leagues ranges from about 2% to essentially zero (NCAA, “2020 Probability of Competing Beyond High School Figures and Methodology”).

Parents of recruitable student-athletes are also an important demographic. According to a survey conducted by The Harris Poll for TD Ameritrade, sports parents say a third of their income goes toward covering children’s expenses, including sports (TD Ameritrade, “Cost of Youth Sports Delaying Retirement for Parents,” May 15, 2019). According to the survey, the majority (62%) of sports parents believe college scholarships will cover more than half of tuition. Yet from 2016 to 2019, according to the report, the number of sports parents’ children who secured an athletic scholarship has declined by more than half (24% in 2016; 11% in 2019).

Historically, only those parents with the necessary knowledge and resources could access the private coaches, training camps, and other services often needed to ensure that their student-athletes would have the best opportunities in the traditional recruitment process. Long-distance traveling, an essential part of the traditional recruitment process, has always presented unique difficulties for student-athletes, parents, and coaches, both as a major expense and distraction from academic or job priorities. However, most student-athletes and their parents do not have the necessary resources or know-how to overcome the challenges in the recruitment process, and may be at a severe disadvantage as a result.

In the past several years, online recruiting services have emerged to improve the reach and accessibility of the recruiting process for coaches and student-athletes. The overall technology, familiarity and overall usage of online recruiting has developed, and the number of users leveraging it appears to be growing. Additionally, the ongoing COVID-19 global pandemic has increased both the need for, and familiarity with, remote interactions. As a result, we believe a significant business opportunity exists to provide these opportunities to existing and new customers as alternatives to in-person recruiting events. Our proprietary and custom technology allows coaches and student-athletes to bypass that process by providing a platform that allows coaches to effectively evaluate talent without having to see the student-athletes in person.

Competitive Strengths

We believe our key competitive strengths include:

●	Massive Low-Cost Access to Recruiters. Recruiting events, camps, games and showcases such as those hosted by Next College Student Athlete, Gridiron Elite and Perfect Game strive to match high-level high school athletes for in-person competition. Attendees sometimes travel interstate to attend these events and typically pay an attendance fee as well. These events are typically costly to recruits’ families and present a number of practical challenges for recruits. Our app evens the playing field by allowing a student-athlete to get in front of numerous recruiters without any travel or significant costs.

●	More Objective and Fair Player Evaluations. Our platform fills a niche in the current competitive landscape by allowing recruits to put their best foot forward by submitting only their best interviews, verified athletic/academic measurables, video-verified speed testing, drill footage, and highlight and game film. Recruiters can then better assess their prospects than in traditional in-person recruitment events where chance events can throw off even the best student-athletes’ performances.

●	Better Student-Athlete Comparison Tools. Other digital sports recruitment apps do not allow coaches to evaluate prospects’ drill performances frame-by-frame, side-by-side. Additionally, these platforms do not have verified statistics within individual recruiting profiles. Our tool offers these and a number of other unique features that recruiters and their prospects find exceptionally valuable.

●	Designed for Coaches and Recruiters. Through our platform’s verified measurables, “Film Room,” “Big Board,” and “Interview” features, our coach/recruiter-facing platform allows college coaches and recruiters to drive the recruitment process. Our platform allows recruiters to easily access and request verifiable information from thousands of student-athletes across the nation. After players submit their video-verified uploads, verified academics, and supplemental data like responses to interview questions, coaches can make well-informed decisions. Our in-platform messaging allows coaches to communicate directly with prospective recruits. All of our platform’s features are designed to produce an efficient, comprehensive and intuitive process for accessing, comparing, ranking and recruiting student-athletes by user coaches and recruiters. Our data and video-verified information can also be transferred into other data systems used by college recruiters, allowing our system to function either alone or together with other systems as needed.

●	Designed for Players and Parents. Our app’s player-facing mobile platform easily allows players to submit video-verified information, verified academic information, responses to interview questions, and other data, and be seen by hundreds of college coaches and recruiters. In the comfort of their own home or a nearby field, players can upload all the information coaches need to make a well-informed decision.

●	Educational Tools for Players and Parents. Signing Day Sports supports student-athletes and parents through the entirety of the recruiting process in three ways. First, our former college coaches, professional athletes, and player personnel directors are readily available through the Signing Day Sports app, website, social media accounts, and weekly webinars. They support and communicate regularly with student-athletes to assist them throughout the recruiting process. The second way is The Wire, Signing Day Sports’ official blog. We regularly post educational and informative blog entries that consist of interviews, player features, in-depth dives into specific recruiting processes and events, and other relevant subjects. Thousands of visitors read The Wire’s entries every month to stay up to date regarding the most recent recruiting news and updates. The third way is called “Signing Day Sports University” or “SDS University”. SDS University is a Zendesk-based customer-facing knowledge base and is composed of short, educational videos. Student-athletes, parents, and coaches can learn about our app, the collegiate recruiting process from beginning to end, and more through the SDS University video catalog. Topics range from name, image and likeness (NIL), the transfer portal, and eligibility to more specific platform tutorials like uploading videos or sharing the student-athlete’s profile link. SDS University helps leverage our internal knowledge to communicate more efficiently and with more people.

●	Senior Soccer Advisor. Our recent appointment of Kevin Grogan as Senior Soccer Advisor marks a significant event for Signing Day Sports as a soccer recruitment platform. Mr. Grogan’s distinguished background as a former professional soccer player, seasoned coach, and knowledgeable sports business consultant adds considerable depth and expertise to our team. His combination of direct on-field experience and sharp business acumen, coupled with his thorough understanding of soccer’s athletic and business dimensions, positions him to lead the enhancement of our platform’s impact on the sport. We believe this represents a clear demonstration of our commitment to achieving excellence in collegiate sports recruitment, and are confident that Mr. Grogan’s insights will bolster our ability to provide unparalleled recruitment services and support to young athletes. This commitment aligns with our goal to capitalize on the global appeal of soccer, creating new opportunities for emerging talent and establishing our position as a leader in the college recruitment sector.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Completion and Development of Support for New Sports. We have offered full support for football and baseball on our platform since before 2023. More recently, our official platform support for softball launched in February 2023, and our men’s and women’s soccer platform support launched in May 2023. We plan to continue to develop support and additional features for all the sports on our platform.

●	Increase Profitability through Multiple Revenue Streams. We plan to continue to develop our platform with additional features for all supported sports. Signing Day Sports expects increased profitability as we launch support for student-athletes in areas such as apparel, supplements, and nutrition. We expect that a growing subscriber base will allow us to increase subscription margin, increase subscriber lifetime value, and increase monthly and annual renewal profits.

●	Investment in our Platform. We will continue to invest in our technology and infrastructure to improve our product and ability to present best-in-class technology in the recruitment space, with planned features such as the colleges/coaches search feature expected to be introduced in or around April 2024. We have also prioritized internal hires of engineers and developers to launch new features and sports platform support, while ensuring product stability and effectiveness. This focus is intended to support the stable, consistent, and cost-efficient development of updates and upgrades to our platform.

●	Launch New Products and Expand Features. Over time, we will continue to launch new products and features to meet market demand. We will prioritize the needs of college coaches and recruiters across the nation, Signing Day Sports event functionality, and the student-athletes seeking to be recruited in major sports verticals. Some of the planned features include:

●	Public Player Profile. By allowing athletes and their parents to share a public version of the student-athlete’s profile, we can ensure that the ultimate power of recruiting is in the student-athlete’s hands. We expect that the public version may be shared with coaches, other student-athletes and on social media and will contain all of the student-athlete’s data, including videos. The profile will be available to anyone, including recruiters and others that are not Signing Day Sports users. Additionally, our profile tracking is being designed to allow players to see who has viewed their profile and may be interested in recruiting them.

●	Social Community of Student-Athletes. Signing Day Sports plans to introduce social features on the platform. We expect these features will help student-athletes share and exchange videos, information, and bragging rights, and enhance the users’ sense of community. With a robust integration of LinkedIn and Facebook, student-athletes will be able to follow other student-athletes, see their profiles and videos in a feed, favorite other student-athletes, and exchange workout tips on our platform forums. Student-athletes will also be able to compete against one another for bragging rights on the leaderboard, complete tasks for badges, and take part in Signing Day Sports community challenges. These social features are expected to engage student-athletes with the Signing Day Sports platform more holistically through these social connections.

●	Upcoming AI features. The Company has implemented and, in some cases, expects to implement the following artificial intelligence (AI) features in 2024 and 2025:

●	Lead scraping AI technology to enhance customer identification and acquisition through personalized outreach based on metrics determined by experts. The Company has implemented this feature as of November 2023. The feature uses an AI algorithm that analyzes each lead’s profile to create personalized messages. The system may help us find leads that match our target market’s sport and interests, allowing us to engage with customers more efficiently, with higher reply rates, and longer-lasting customers.

●	AI matchmaking for student-athletes to find the right fit based on criteria set by an institution. The Company plans to begin development of this feature in the first quarter of 2025. This feature will be an AI algorithm that takes specific needs set forth by a recruiter based on their own criteria and division level of athletics. It will then create recommendations to student-athletes within the Company’s platform based on their verified metrics. The data and algorithm will be linked to previous data and analytics related to previous student-athletes recruited by those recruiters.

●	Integration of existing AI video-capturing hardware to streamline video upload and highlight tape creation. We have begun discussions with makers of AI-programed video hardware systems that can capture the video footage of student-athletes. The AI used in these devices enables cameras to recognize players in the field, allowing for more efficient and accurate highlight-tape creation. These devices also allow for minimal human management as they are programmed to follow the action of the game. Our platform’s profiles will allow for easier management and integration of the resulting video highlight footage into student-athletes’ Signing Day Sports platform’s video resume. We plan to begin introducing the hardware system to our platform’s profiles in the first quarter of 2024 and have full API integration for this feature completed by the end of the first quarter of 2025.

●	Use of AI technology to confirm and enhance visual biometrics of uploaded videos that will expand on data currently available through the platform. This feature is projected to begin testing and research in 2024 and be integrated into the Company’s platform in 2025. Our current systems use video capturing in order to verify certain metrics. Based on developing AI camera technology, we plan to integrate software that recognizes and 3D-models all items in videos to further verify these metrics. This hardware and modeling will produce biometrics and measurements in greater detail compared to current systems.

●	Standards assessed by AI and creation of grades/evaluations of tasks being completed based on metrics set by experts. We plan to begin development of this feature in the third quarter of 2024 and complete its integration into the Company’s platform in 2025. It will use an algorithm to use data metrics from professionals, college student-athletes, and peers, establishing standard measurements for all metrics entered into our platform. This algorithm will then produce a grade based on profile data, such as position and age, to produce a standardized grade and measurement tool.

●	Integration of AI chatbots that encourage student-athletes to spend more time on the platform, including personalized nutritional plans, fitness plans, general recruiting education, and more. This feature is planned to begin in the second quarter of 2024. The chat feature will use an algorithm linked to a series of data tables with information pertaining to the interests and challenges of student-athletes. Student-athletes will be able to use the feature and receive recommended educational resources, action plans, or media-related items. The underlying algorithm will adjust output over time based on user feedback and outcomes of chatbot sessions. The algorithm will also be trained to recognize when relevant information is not available and offer to connect the user to a live Signing Day Sports representative. Based on the live representative’s chat response, the AI algorithm will document and learn the response for future chat sessions.

●	Retail Products and Services. We have introduced a line of apparel, beginning with branded combine t-shirts, branded towels, branded socks, and branded hats. We plan to continue to extend the user experience of our platform through additional retail items, including dietary supplements and other products and services that are designed for student-athletes.

●	Release of My Invites. With the first iterative release of our platform’s My Invites feature, our staff can drive player subscriptions and engagement by assembling lists of student-athlete platform candidates and inviting them to our platform with as few as two mouse clicks. Our system can track whether a student-athlete deleted our email, opened it, or signed up for a subscription and analyze the data based on college coach preferences. With this functionality, we can increase the population of motivated student-athletes to our platform with uploaded verified information like transcripts, drill videos, and height and weight data. This data can then be shared with college coaches based on their preferences to facilitate their data-informed decisions, communicate with prospects, and even make offers and build their virtual team.

●	Expand Sports Club Support. Prominent youth sports organizations in the United States are involved in many different sports including soccer, baseball, softball, lacrosse, basketball, and track and field. Sports clubs are often more competitive than high school athletic programs, and club players often demonstrate a commitment to continue playing sports at the next level. As we expand our platform to other sports and offer more features for sports that it currently supports, we will prioritize support for youth club sports organizations. Our support will be the expansion of a sales team to directly work with club coaches and organizations. We expect that club teams and organizations will embed our platform fees into their annual fees so that they can offer enhanced recruitment support for players and their parents, while providing their coaches with a tool to streamline the recruitment process. As described below, we have formed a strategic alliance and official sponsorship with a major sports club organization with Elite Development Program Soccer, or EDP, based on this model.

●	Grow and Broaden Brand Awareness. Our brand awareness has developed primarily within our football vertical. With strategic collaborations with football associations, organizations, digital media, social media, event marketing, and organizational alliances, we expect to grow our brand throughout the United States. Additionally, as we launch new sport verticals, we will have many opportunities to increase brand and product awareness through additional markets. We will broaden our reach through educating players, parents, and coaches through best-in-class technology and compelling value.

●	Pursue Strategic Geographies for Product Expansion. With youth sports being played across the world, we will seek to expand our platform and technology to other countries across the globe. Through disciplined research, we will seek to expand our product to areas with significant children’s sport participation, technology adoption, and access to recruiters. We expect to prioritize the North America markets first, then replicate and introduce products suited to the local. For example, our platform’s support for soccer could provide a significant solution to inefficiencies in the student-athlete recruitment process in markets like Mexico and Europe.

●	Digital Marketing Campaigns

●	Business-to-consumer (B2C) digital marketing. Through an expanded B2C digital marketing campaign, we will promote and advertise our products and services to thousands of high-school-aged football players and parents across the nation. With our planned combination of compelling content, brand influencers, and a marketing website, we expect significant growth in individual subscriber growth. In particular, we will prioritize parent-friendly social media platforms such as Facebook, X, and Instagram, and our campaigns will support and educate parents on the recruitment process while providing our value proposition through our products, services and technology.

●	Business-to-business (B2B) digital marketing. Through an expanded B2B digital marketing campaign, we will promote and advertise our products and services to high school and sports club coaches, athletic directors, sports club owners, and their business development teams.

●	Digital marketing techniques. Our digital marketing campaigns will utilize search engine optimization, pay per click, digital ads, and other effective techniques to increase team and organizational subscriptions.

●	Strategic Alliance and Sponsorship Agreements. Our focus on key strategic alliance and sponsorship agreements will serve to both increase overall player subscriptions and marketing.

●	The U.S. Army Bowl: Over the course of our agreement, we will continue to be the official recruitment platform for the U.S. Army Bowl, or the Bowl, an annual national all-star game for U.S. high school football, which was held under our co-supervision in December 2022 and December 2023 at Ford Center at The Star in Frisco, Texas. Aside from having priority on-site access to many of the top players in the game, we can promote ourselves, advertise to, and onboard more than an estimated 10,000 student-athletes each year as a sponsor through the game’s advertising channels. U.S. Army Bowl national combines are again planned throughout 2024. Each participant in the combine series pays Signing Day Sports an entry fee. Data collected and analyzed by our platform are part of the selection process for determining whether student-athletes participating in the combines may advance to the Bowl and/or National Combine events. Student-athletes participating in Bowl combines receive one month of access to the Signing Day Sports recruiting platform with registration, a Signing Day Sports recruiting profile with personal guidance from recruiting experts, video highlights from their combine, and tools to put their game highlights into their profiles on the Signing Day Sports platform. Since the beginning of this collaboration, a significant percentage of combine participants have converted to paid platform subscriptions. See “—Sales and Marketing – Strategic Alliance and Sponsorship Agreements” for further information regarding the terms of this agreement.

●	Elite Development Program Soccer: Under our strategic alliance with EDP, one of the largest organizers of youth soccer leagues and tournaments in the U.S., EDP will offer its student-athletes promotional one-year subscriptions to our platform, provide us with customer data, and promote our recruiting platform as its “Exclusive Recruiting Platform Provider”. We will promote EDP, give access to student-athlete data, and consult with EDP to implement and improve our platform’s features for its student-athletes. Subscription revenues from EDP referrals will be shared between us. See “—Sales and Marketing – Strategic Alliance and Sponsorship Agreements” for further information regarding the terms of this agreement.

●	Potential Accretive Acquisitions. We are currently evaluating potential acquisition targets (although no such acquisition target has yet been identified) that could bolster subscriber growth, branding awareness, and revenue shares. These potential acquisitions range from owners of specific game events, student-athlete development programs, and technologies to boost subscriber growth and revenue.

●	Events and Marketing. Through key collaborations, our events team will conduct on-site Signing Day Sports platform registration with high school-aged athletes and their parents. Specifically, at these events, student-athletes will have the opportunity to purchase, download, and upload key data and information on-site. These events will include football skills camps, soccer tournaments, 7v7 football tournaments, baseball showcases, and state-wide combines. Our hosted combine events are expected to continue to be an effective means for gaining exposure to our brand and registering new users on our platform. We plan to increase the number of our hosted combine events and utilize media to increase attendance and exposure at these events.

Our Platform’s Features

Our recruitment platform allows student-athletes to manage their recruitment profile, upload drills and evaluation metrics, interview, and communicate directly with recruiters in our proprietary ecosystem. Among the features our platform provides are:

Manage Student-Athlete’s Profile

Student-athletes can easily set up an account to start completing a profile by uploading their measurables, testing stats, academics, and demographic information.

Upload Key Drills and Statistics for Recruiters to Evaluate

Athletes can easily upload key video-verified measurements, drills and speed tests such as the 40-yard dash, 5-10-5 shuttle and standing broad jump, that recruiters at all levels will need to review to decide on proceeding with the recruitment process.

Keep Track of Student-Athlete Stats and Get Verified

Users can upload their game logs after each game or each week to keep their season stats up to date. We verify this data to potentially increase a student-athlete’s chances to get recruited. Recruiters will need to see and validate a student-athlete’s key attributes such as:

●	Height;

●	Weight;

●	Hand-size;

●	Wing-span;

●	Academic information; and

●	Other sport specific attributes.

By having this baseline information verified with digital transcripts (image, video, document), a recruiter can establish a baseline of trust establishing a highly educated decision on how to proceed with a student-athlete. Without this kind of verification, a recruiter must trust what was input on a spreadsheet by a student-athlete or a paid recruitment consultant. This reliance can lead to confusion, false starts, wasted time, and loss of confidence in the information. This reliance can also cause, unfairly at times, the recruiter to lose trust in the student-athlete that may have inappropriately mis-recorded key attributes.

Let Recruiters Meet the Real Student-Athlete

Through our platform, student-athletes can introduce themselves to a recruiter before they have even stepped on a facility’s grounds. The platform’s interview process gives recruiters a first look at the player behind the film. This function is important because recruiters want to get a sense of an student-athlete’s personality before they take the next step in the recruitment process.

Actual Game Film

The platform also allows recruiters to view actual games and highlight films of student-athletes by integrating with verified game film distribution services.

Pricing

All platform users can freely download the mobile app version of our platform. Individual student-athletes can use the app’s features for a seven-day free-trial period without payment and must subscribe to continue to use the features of the platform. Student-athletes participating in Bowl combines receive one month of access to the Signing Day Sports app’s recruiting platform with registration, a Signing Day Sports recruiting profile with personal guidance from recruiting experts, video highlights from their combine, and tools to put their game highlights into their profiles on the Signing Day Sports app, and also must subscribe to continue to use the features of the platform. College coaches/recruiters can generally access the platform to evaluate and contact potential recruits without payment. Athletic departments or other group organizations may be eligible for reduced pricing per student-athlete if the whole team participates. Subscriptions for individual student-athletes are currently $249.99 for an annual plan and $24.99 for a monthly plan. Under our strategic alliance agreement with EDP, we offer one-year subscriptions to our platform for a discount price of $175.00 for referrals who purchase an annual subscription, with each referring EDP club having the option to charge a referral up to an additional $124.99 for the subscription. During each term of the agreement, we will remit $50.00 to EDP per referral subscription, pay EDP $75,000 per annual term to pay for EDP’s expenses to perform its obligations under the agreement, and we will pay EDP certain revenue share fees depending on the amount of revenue received from referral subscriptions. See “—Sales and Marketing – Strategic Alliance and Sponsorship Agreements – Strategic Alliance Agreement with Elite Development Program Soccer”. We also have certain pricing arrangements under agreements with other organizations. See “—Sales and Marketing – Other Agreements”.

Technology

We intend to invest in the development and expansion of our technology with the goal of continuously supporting our products and services. Our current technology’s basic attributes are listed below and may change as we continue to develop it.

Infrastructure

●	Hosted on: Microsoft Azure cloud infrastructure

●	Primary Server Application OS: Linux

●	Primary database: MySQL

●	Primary programming languages: PHP, JavaScript

CI/CD - Continuous Integration, Continuous Deployment

●	Test-Driven Development with PHPUNIT tests

●	GitHub code repository

●	Deployments of application container builds to Azure using GitHub actions

Code Stack

●	PHP

●	Laravel

●	Vue.js

●	Docker

●	JavaScript

●	React Native

Microservices Model

●	Passport

●	OAuth 2.0

●	Postman

Key Third-Party Technology Services

●	Azure Cloud

●	Bugsnag

●	Launch Darkly

●	Twilio

●	Sendgrid

Customers

As of December 2023, many aspiring high school athletes have subscribed to the Signing Day Sports platform. Colleges in the NCAA Division I, Division II, and Division III, and the NAIA, have utilized our platform for recruitment purposes. Signing Day Sports initially supported football student-athletes, and now also offers a platform for baseball, softball, and men’s and women’s soccer, resulting in even more recruiter and student-athlete platform participants.

We primarily develop our customers through our strategic alliances and sponsorships and direct marketing. For example, as part of our sponsorship agreement with the U.S. Army Bowl, each student-athlete participant in a combine series pays us an entry fee; we provide each participant with a trial subscription to our platform; and we attempt to convert each trial into a paying subscription using direct marketing. As another example, as part of our strategic alliance with EDP, we market primarily to each EDP soccer club to offer discount subscriptions to our platform to the club’s student-athletes.

We solicit feedback from our customers and coaches on a regular basis, allowing us to understand their evolving needs. We have used this feedback to develop new applications and we intend to continue to develop new offerings based on customer feedback. Our business is not dependent on any particular end customer.

Our Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

We also use products, technologies, and intellectual property that we license from third parties for use in our business-to-business and business-to-consumer offerings. Substantially all our offerings and services use intellectual property licensed from third parties. While we intend to develop our own intellectual property, the future success of our business may depend, in part, on our ability to obtain, retain, or expand licenses for popular technologies in a competitive market.

Research and Development

Our research and development team is responsible for the design, architecture, operation and quality of our platform. In addition to improving on the platform’s features, functionality and scalability, the Company’s R&D team is tasked with coordinating with our cloud operations staff to ensure that our platform is available, reliable, and stable.

Our success will depend on our continuous drive for innovation. We plan to invest substantial resources in research and development to enhance our platform and develop new features and functionality. We believe timely development and enhancement of products, services, and features is essential to maintaining our competitive position. Our technical staff must monitor and regularly test our platform and may on occasion use third-party quality control software. We also maintain a regular release process to update and enhance our existing solutions. In addition, we engage security consulting firms to perform periodic vulnerability analysis of our solutions.

Additional Markets

We currently operate primarily in the United States. We believe that there will be opportunities within the next 12-24 months to expand our operations internationally in order to address recruitment technology gaps in these other sports markets. Expansion beyond our current market may require changes to effectively penetrate international markets, such as translations of our website and apps into several additional languages, offer customer services and technical support in the local language of foreign key markets, and implement data-privacy and other relevant compliance procedures of non-U.S. regulatory regimes.

Technology and Human Resources Vendor Relationships

We maintain key relationships with certain vendors to provide critical infrastructure and services to enable us to provide a full suite of services for our customers and human resources. We also make every effort to ensure that risk is appropriately managed with each vendor. For example, we may use redundant accounts or deployments for a given vendor’s services, or maintain a backup strategy in case a vendor fails to provide the contracted services. These strategies enable us and our platform to continue to function without complete service disruption for our users and staff if a vendor encounters any issues.

The following are some of our key vendor relationships:

●	Under a work for hire agreement with Midwestern, dated December 21, 2022, which replaced two previous contracts with Midwestern dated August 17, 2022 and December 6, 2022, respectively, we engaged Midwestern to perform contract engineering-related projects to utilize agile development and/or design processes, define two- or one-week sprints that consist of development and/or design tasks and priorities set by the parties to move their project forward, continually improve the Company’s platform, and add new features and sports. We will own all works created or developed by Midwestern under the agreement. Our rights with respect to such works may be freely assigned and licensed at our sole discretion. The contract is subject to certain confidentiality, non-compete, and non-solicitation provisions. See Item 3. “Legal Proceedings – Midwestern Settlement and Release Agreement” for a description of a related matter.

●	Under a client service agreement with Tilson HR, Inc., or Tilson, dated June 18, 2020, Tilson agreed to pay wages and benefits, withhold employment taxes, maintain workers’ compensation, and provide certain other employment-related services to certain designated employees of the Company and co-employed by Tilson. We agreed to provide certain information to Tilson and meet certain employment conditions for any co-employed employees. We will generally remain solely responsible for co-employed employees’ acts, errors or omissions with respect to the business activities of the Company. Both parties will cooperate, develop, and implement employment policies and practices relating to co-employed employees, administer paid time off and report any claim, accident, injury, or complaint to the other in relation to co-employed employees. Under the agreement, we paid Tilson an initial enrollment fee, gross payroll and benefits for each co-employed employee each pay period, and a service fee of $500.00 per month for groups of 6 or under, following which time the administrative fee will convert to $1,075.00 per employee per year, which will increase 4% annually after the initial contract term. We must maintain certain general liability insurance, comprehensive automobile liability insurance, and certain professional liability insurance if applicable. The agreement also has customary mutual employee non-solicitation provisions. The agreement also requires an annual irrevocable letter of credit guarantee from our bank. The agreement has a two-year term and automatically renews for additional two-year terms until terminated by either party providing at least sixty days of written notice, by Tilson immediately without notice upon certain material breaches by the Company, or by the Company immediately with payment of an early termination penalty.

●	Under an order for services with Paycor Services, or Paycor, dated May 23, 2022, Paycor provides employee payroll and benefit support services. We must pay an annualized fee of $11,786. The agreement is subject to an early termination fee if terminated prior to the six-month anniversary of the effective date.

Sales and Marketing

Our sales and events and marketing teams work together closely to drive market awareness, build a strong sales pipeline, and cultivate customer relationships to drive revenue growth.

Marketing Overview

Our marketing organization is focused on building our brand reputation, increasing the awareness and reputation of our platform, and driving customer demand. We also engage in paid media and web marketing, attend industry and trade conferences, and host events and jamborees for student-athletes, coaches, parents, and other stakeholders. We employ a wide range of digital programs, including search engine marketing, online and social media initiatives, and content syndication to increase traffic to our website and encourage new customers to sign up. We also harness targeted radio advertising to drive down our cost of acquisition and increase awareness of the brand.

Additionally, we plan to engage in more joint marketing activities with other organizations through our sports and technology alliances and collaborations along with pursuing an affiliate marketing program focused on our core sports domains and individual social media influencers. As part of our efforts to market our online recruiting services, we will attempt to enter into affiliate marketing agreements with individuals and groups within the high school, sports club, and college sports community. We expect this affiliate marketing system will allow us to spend fewer resources on direct advertising, provide enhanced direct or targeted marketing, and lead to increased traffic on our website.

Strategic Alliance and Sponsorship Agreements

Sponsorship Agreement for The U.S. Army Bowl. Over the course of our sponsorship agreement with GOAT Farm Sports, the owner of the Bowl, dated as of September 9, 2022, we are the exclusive national recruiting partner for the Bowl in 2022, 2023 and 2024, an annual national all-star game for U.S. high school football along with a branded football combine, fiesta event, all-star youth championship, 7v7 and flag championship, and National Signing Day event, which is traditionally the first day that a high school senior can sign a binding National Letter of Intent committing to attend a year at a NCAA member school in exchange for athletics financial aid. The first Bowl held during the term of the sponsorship agreement was held in December 2022 at Ford Center at The Star in Frisco, Texas. Aside from having priority on-site access to many of the top players in the game, we are able to promote ourselves, advertise to, and onboard more than an estimated 10,000 student-athletes as a sponsor through the game’s advertising channels.

Each year, the U.S. Army Bowl National Combine Series features a series of drills and assessments to measure participating student-athletes’ athleticism and football skills. Under our sponsorship agreement, data collected and analyzed by our platform from these drills and assessments are part of the selection process for determining whether student-athletes participating in the combines may advance to the Bowl and/or National Combine events in December. Each student-athlete is reviewed based on physical ability, skills, game film, combine numbers, and, most importantly, their character, values and leadership. Student-athletes participating in Bowl combines receive one month of access to the Signing Day Sports app’s recruiting platform with registration, a Signing Day Sports recruiting profile with personal guidance from recruiting experts, video highlights from their combine, and tools to put their game highlights into their profiles on the Signing Day Sports platform. Since the beginning of this collaboration, a significant percentage of combine participants have converted to paid platform subscriptions. We also play a pivotal role in the U.S. Army Bowl game itself each December. Our announcement booth is featured prominently as participating senior student-athletes and their families announce their college commitments in front of a national audience. The Company announces and interviews student-athletes invited to participate in next year’s U.S. Army Bowl game.

Under our sponsorship agreement, we have onsite marketing rights at every Bowl event and football event during the week of Bowl events in the Frisco region at all such events operated by GOAT Farm Sports, as well as onsite marketing nationally or internationally, wherever GOAT Farm Sports produces and owns such football events, which can include showcases/training camp, combine, 7v7, College Football All-America Team honors selection and other events, rankings shows, and reality show series dedicated to high school football athletes that GOAT Farm Sports owns and produces. We also have a national presence at The Ladies Ball, a girls’ basketball tournament owned by GOAT Farm Sports, for 2023 and 2024 with branding rights, access to student-athlete data and on-site education.

Under our agreement, we have unlimited rights to reuse all Bowl-related media in social media and other media, including on-air content packages, pre-game promos and other footage taken at the Bowl featuring the Company’s apparel or recruiting services. Our branding benefits include Bowl-provided Company signage at the Bowl including eight sideline banners at Bowl events; having our logo, tagline and “National Recruiting Partner” status featured on all official Bowl-related materials including tickets and lanyards; and Bowl-provided Company-branded non-game day apparel for student-athletes and coaches. We may provide other promotional materials to all student-athletes, coaches and media members at each regional and national event. The Bowl’s website must feature our logo, tagline, and key messaging; we are required to be featured in Bowl social and digital media in the months leading up to Bowl events, every day in the week prior to an event and at least twice on the date of an event. During a Bowl event, we are recognized as “National Partner” with a script provided by us on the Bowl’s schedule. We may construct and place a booth at or near Bowl registration and at all Bowl events to promote the Company and hand out materials to attendees. We may have a sales representative at the booth to sell services or products at Bowl events and meet coaches, players and spectators. We may also have breakout functions for speaking opportunities with coaches, student-athletes and parents at Bowl events. We must receive a complete database after each Bowl event with all student-athlete and parent information. In addition, we must receive 500 game tickets to use for any purpose and 25 VIP tickets. The television broadcasting rights must include featuring our national sponsorship status with the official Bowl logo on all U.S. television packages and certain international broadcasts, six Company TV spots, opening, middle and closing billboards, and a detailed $100,000 media plan promoting us at the Bowl and all events where Bally Sports Network is producing media.

In addition, both parties must work towards creating event sales packages with baked-in services by the Company as well as incentives for additional revenue opportunities for The U.S. Army Bowl from our sales, and revenue sharing opportunities for both parties from clients or partners who can access or leverage our ability, technology, services or expertise (including The U.S. Army). As part of these packages, since 2023 each participant in the combine series pays Signing Day Sports an entry fee.

We agreed to make sponsorship payments consisting of a total of $325,000 for 2022 Bowl events, and equity grants. We agreed to make an initial contribution of $100,000 to GOAT Farm Sports; provide valuable product or service donations to student-athletes and participants at our breakout speaking functions with coaches, student-athletes and parents; pay $25,000 to Noel Mazzone by December 15, 2022 for partnership activation purposes; and pay an additional $200,000 to GOAT Farm Sports by December 15, 2022. In addition, we agreed that we will grant Richard McGinness Company stock with a value of $175,000 for a role to be determined, and that Mr. McGuinness will provide Noel Mazzone with $50,000 of Company stock with rights to purchase an additional $25,000 of Company stock through Bowl activities, pursuant to a separate agreement outlining such terms. We will also pay for all expenses relating to our sponsorship except as otherwise provided. Upon the Company’s request, GOAT Farm Sports will secure commercial insurance and add the Company as an additional insured for Bowl events. The agreement will terminate on December 31, 2024. At the end of the contract term, we will have a first right of negotiation for future years. The agreement may be terminated immediately in the event of notice of breach by either party and the other party’s failure to cure within 20 business days of such notice.

Strategic Alliance Agreement with Elite Development Program Soccer. EDP offers leagues, tournaments, and similar events to soccer clubs, teams, student-athletes, and their parents. EDP currently services more than 1,050 clubs, more than 7,700 league teams, and more than 5,500 tournament teams totaling more than 150,000 student-athletes. Under this agreement, dated as of October 20, 2023, as amended on March 8, 2024, we and EDP will collaborate on the joint marketing and promotion of EDP events and the “SDS Platform,” i.e., the web- and app-based technology platform that we offer to help student-athletes get discovered and recruited by coaches.

For each one-year term of the agreement, EDP will give us direct access to all data relating to potential Signing Day Sports sales or features such as existing customer contact information. We will be recognized as EDP’s “Exclusive Recruiting Platform Provider” on EDP’s website and at all EDP tournaments, events, clinics and activities. EDP may not promote or use any substantially similar student-athlete recruitment technology for the term of the agreement. EDP will include advertisements for the SDS Platform and information on how persons can subscribe to it in all emails and written materials related to EDP events that EDP sends to its customers and prospective customers. EDP also agreed to permit our representatives to present information on the SDS Platform at EDP events. As part of this collaboration, we and EDP are to jointly create emails, digital ads, and social media posts in furtherance of our collaboration, which each party will issue through its regular channels to its typical target audiences for its own products and services. We and EDP will also jointly create and maintain co-branded educational content (to be supported by us), including content for student-athletes and their parents on training, development, and recruiting.

Under this agreement, EDP will present a one-year subscription license to the SDS Platform to all of EDP’s clubs, teams, and coaches to be directly offered and presented to their individual age-appropriate players or their families at a discount price of $175.00 per student-athlete. Any student-athlete who subscribes to the SDS Platform under this process will become an EDP referral. Each EDP club that provides an EDP referral may charge the EDP referral up to $124.99 above the discounted rate or pass it through to the EDP referral or their family. We will remit $50.00 to EDP within 90 days following each month end for each sale of a subscription to the SDS Platform to an EDP referral during the prior month, and we will provide each EDP referral with a one-year subscription license to the SDS Platform. If the agreement has not been previously terminated, on or before each of March 1, 2024, March 1, 2025, and March 1, 2026, we will pay $75,000 to EDP to ensure that EDP has sufficient dedicated staff and resources to perform its obligations under the agreement. In addition, we will share a percentage of our revenue resulting from EDP referrals with EDP as follows: (i) For EDP referrals resulting in total revenue to us of up to $1,000,000, we will pay EDP a 6% revenue share; (ii) for EDP referrals resulting in total revenue to us from $1,000,001 to up to $2,000,000, we will pay EDP an 8% revenue share; (iii) for EDP referrals resulting in total revenue to us from $2,000,001 to up to $4,000,000, we will pay EDP a 10% revenue share; (iv) for EDP referrals resulting in total revenue from $4,000,001 to up to $6,000,000, we will pay EDP a 12% revenue share; (v) for EDP referrals resulting in total revenue in excess of $6,000,000, we will pay EDP a 15% revenue share; and (vi) at the time EDP referral revenue reaches $6,000,000, we will remit to EDP an additional bonus of $200,000. For example, if EDP referrals total $7,000,000, we will pay a total referral fee of $930,000 calculated as follows: (i) 6% of $1,000,000 = $60,000; (ii) ($2,000,000 - $1,000,000 = $1,000,000) * 8% = $80,000; (iii) ($4,000,000 - $2,000,000 = $2,000,000) * 10% = $200,000; (iv) ($6,000,000 - $4,000,000 = $2,000,000) * 12% = $240,000; (v) ($7,000,000 - $6,000,000 = $1,000,000) * 15% = $150,000; and (vi) $6,000,000 revenue bonus met = $200,000, i.e., $60,000 + $80,000 + $200,000 + $240,000 + $150,000 + $200,000 = $930,000. We will continue to make referral fee payments for revenue generated from EDP referrals for the life of the one-year subscription license to the SDS Platform associated with such EDP referrals. We will send EDP all referral fees calculated as described above each month during the term of the agreement no later than the 15th day following the end of such month. With our delivery of the monthly referral fee for a month, we will include a statement of how we calculated the amount of such payment. The statement must include the number of EDP referrals that we have enrolled. The agreement requires EDP to keep complete and accurate books and records according to U.S. GAAP for the EDP referrals which it enrolls to the SDS Platform and the license subscription fees for the SDS Platform charged to and paid by the EDP referrals, and we must keep complete and accurate books, accounts, and records according to U.S. GAAP of referral fees owed to EDP and amounts paid to EDP. Both we and EDP may examine and audit those books and records. We will develop a tracking/auditing system for the reconciliation of monthly payments from EDP to us for activated players on the SDS Platform and for referral fees from us back to EDP.

Under the agreement, we will work directly with referred clubs, teams, and student-athletes after the referral process is completed to implement all features of the SDS Platform. We will make reasonable feature modifications within the SDS Platform based upon input from EDP. Any such modifications must be agreed upon by SDS prior to implementation. We must also provide direct access to student-athlete data, including college coaching data to EDP. In addition, we must include EDP branding at all soccer events that we operate, including marketing materials, and EDP branding on our website at a mutually-agreed-upon location.

Each term of the agreement is one year, with unlimited automatic renewal for successive one-year terms each subject to written notice of non-renewal at least 90 days before the end of the then-current term. Either party may terminate the agreement for a material breach of the agreement that is not cured or cannot be cured within 30 days. Upon expiration or termination, EDP will offer us the opportunity to either renew or extend the agreement or enter into a new similar agreement and negotiate in good faith for a minimum of 90 days giving us an opportunity to match the terms of any third-party recruiting platform provider. The agreement also contains mutual limited trademark license grants, non-disparagement, and confidentiality provisions. It also contains mutual indemnification provisions, including for misuse or unauthorized practices regarding regulated data, and mutual agreements to comply with all applicable laws, including applicable privacy laws.

Other Agreements

Collaboration and Revenue-Sharing Agreement with Louisville Slugger Hitting Science Center LLC. Louisville Slugger Hitting Science Center LLC (“LSHSC”) is in the business of putting on and offering “LSHSC Events,” i.e., membership programs, classes, camps, clinics, and similar events to baseball and softball players and their parents. Under this agreement, dated October 31, 2022, we and LSHSC will collaborate on the joint marketing and promotion of LSHSC Events and the “SDS Platform,” i.e., the web- and app-based technology platform that we offer to help student-athletes get discovered and recruited by coaches. Under the agreement, we and LSHSC agreed to issue a joint press release regarding our collaboration. As part of this collaboration, we and LSHSC are to jointly create emails, digital ads, and social media posts in furtherance of our collaboration, which each party will issue through its regular channels to its typical target audiences for its own products and services. We and LSHSC will also jointly create and maintain co-branded educational content (to be supported by us), including content for student-athletes and their parents on training, development, and recruiting.

Under the agreement, we will be LSHSC’s exclusive provider of student-athlete recruitment technology substantially similar to the SDS Platform for the term of the agreement. LSHSC will include an advertisement for the SDS Platform and information on how persons can subscribe to it in all emails and written materials related to LSHSC Events that LSHSC sends to its customers and prospective customers. LSHSC also agreed to permit our representatives to present information on the SDS Platform at LSHSC Events and to list us as “Our Partner” on LSHSC’s websites for the term of the agreement.

As part of this agreement, LSHSC will also offer individuals a one-year subscription license to the SDS Platform at a price to be set by LSHSC not below $30.00 per month, and we will provide each person whom LSHSC enrolls for the SDS Platform (each an “LSHSC Referral”) a one-year subscription license to the SDS Platform. LSHSC must pay us a “Revenue Share Payment” every month for each LSHSC Referral that pays LSHSC in that month his/her monthly fee on his/her one-year subscription license for the SDS Platform, as follows:

●	For the first 100,000 LSHSC Referrals, the Revenue Share Payment is $25.00 per LSHSC Referral;

●	For the next 149,999 LSHSC Referrals, the Revenue Share Payment is $20.00 per LSHSC Referral; and

●	For the 250,000th LSHSC Referral and beyond, the Revenue Share Payment is $17.50 per LSHSC Referral.

LSHSC will pay Revenue Share Payments to us for each LSHSC Referral for the life of the one-year subscription license to the SDS Platform associated with such LSHSC Referral. LSHSC must send Signing Day Sports all Revenue Share Payments due for a month within 15 days after the month ends and include a statement on how it calculated that payment. The agreement requires LSHSC to keep complete and accurate books and records according to U.S. GAAP for the LSHSC Referrals which it enrolls to the SDS Platform and the license subscription fees for the SDS Platform charged to and paid by the LSHSC Referrals, and we may examine and audit those books and records.

Under the agreement, LSHSC will collect and provide us with the first and last name, email address, and all “Player Profile” data for each LSHSC Referral and obtain the written consent from each LSHSC Referral or his/her parent or guardian, in a form reasonably acceptable to us, for LSHSC to share that information with SDS and for his/her Player Profile to be posted to the SDS Platform. Under the agreement, a “Player Profile” is the collection of athletic-related data for a particular LSHSC Referral, such as the LSHSC Referral’s first and last names and athletic statistics. We will upload onto the SDS Platform the Player Profile for each LSHSC Referral and host the data in that Player Profile on the SDS Platform. We must include an LSHSC leaderboard in the SDS Platform or specified Player Profiles in Signing Day Sports influencer promotions.

The term of the agreement is one year, with three renewal periods of one year each, subject to written notice of non-renewal at least 90 days before the end of the then-current term. Either party may terminate the agreement for cause, defined as a material breach of the agreement that is not cured or cannot be cured within 30 days, or without cause if 30 days’ advance written notice is provided to the other party. The agreement also contains mutual limited trademark license grants, confidentiality and indemnification provisions, and mutual agreements to comply with all applicable laws.

Marketing Agreement with Texas High School Coaches Association. Texas High School Coaches Association (“THSCA”) is the principal advocate and leadership organization for more than 20,000 coaches across all high school sports in Texas. As their official recruitment platform, and in our three-year agreement, we are therefore the official recruitment platform for more than 20,000 coaches across all high school sports in Texas. Our agreement with the THSCA, dated June 22, 2021, began July 1, 2021 and ends June 30, 2024 with an option to renew annually. Under the agreement, we will become a Cornerstone Sponsor of the THSCA. We will receive first-choice-priority convention booth space, recognition as a sponsor on the THSCA’s website and related rights, advertising rights in the THSCA’s Texas Coach magazine, digital ad rights on the THSCA’s website, rights to send quarterly email blasts to the THSCA members with the THSCA’s prior approval of content, up to four social media posts per month, and other sponsorship rights. We may receive payments for platform services from schools only and not directly from individual students or their families in Texas under the agreement. The THSCA will assist with setting up eight locations at the National Football League’s Super Regional Combines in late May or early June during each contract year. Sign up for the combines may be done only by student-athletes at participating schools. We will make sponsorship payments to the THSCA totaling $100,000 per contract year.

Marketing Agreement with Arizona Football Coaches Association. Arizona Football Coaches Association (“AZFCA”) focuses on advancing Arizona high school athletic and academic competitions through governance, coaching, officiating and community advocacy. Under our marketing agreement, dated May 23, 2022, we agreed to be the official and exclusive recruiting platform sponsor of the AZFCA beginning June 1, 2022 for a term of three years, expiring on June 1, 2025, with an option to renew annually. As the title sponsor, for the AZFCA coaches clinic/showcase series except in cases where participation would be considered out of compliance with the NCAA. In addition to AZFCA’s commitment to endorse us as the official recruiting platform for the AZFCA, we will receive booth space for AZFCA coaches clinics, ad space in AZFCA digital newsletters, monthly email promotions about us for high school coaches, website promotions on all AZFCA-related websites, and access to AZFCA’s email and cell phone contact list for head coaches. AZFCA will also coordinate with us to identify locations in Arizona for potential combines to take place each year. We will make an annual sponsorship payment to the AZFCA of $2,500. In addition, we agreed to provide introductory premium subscriptions to our platform for Arizona high school teams at no charge from June 1, 2022 to December 31, 2022 for up to 30 participating schools. After that time, ongoing premium subscriptions to our platform for Arizona high school teams would be $49.99 per player per year for 5-30 players per team, and $29.99 per player for 31 or more players per team, not to exceed $3,000 per team. Participating teams on either our basic or premium subscription plans will be required to provide their full team roster and current player prospect list as part of account activation.

Marketing Communications

As we continue to educate players, parents, coaches, and recruiters about our product and value propositions, we are confident that we will see a rise in profitability and brand awareness.

The following statements are examples of how we may communicate the attributes of our platform to student-athletes:

●	Take control of your recruiting journey: Get discovered and recruited by coaches across the country. Set up a profile with the information college coaches need to evaluate you all in one place.

●	Share your recruiting information: After completing your profile, set it to Public, share it on social media and send it directly to college coaches!

●	Prove yourself to college coaches: Upload your video-verified measurables to confirm your data. This is what college coaches need to see to evaluate you accurately.

●	Showcase your talent: Once you have chosen your primary and secondary positions, you can upload a variety of position-specific drills that college coaches want to see.

●	Show college coaches who you are: The Signing Day Sports’ interview process was designed by college coaches to get to know you better.

The following statements are examples of how we may communicate the attributes of our platform to high school coaches:

●	Give your program an edge: Signing Day Sports supports student-athletes in football, baseball, softball, and soccer. Coaches have the capability to maximize each student-athlete’s recruiting journey all in one place.

●	Share your student-athletes’ profiles with colleges: You can create a digital prospect list at the click of a button. Share this list easily with college coaches.

●	Manage your roster: Upload and manage your roster all in one place within the Signing Day Sports platform and track your teams’ profile completion.

●	Maximize your teams’ visibility: Your players can complete their Signing Day Sports’ profiles – including uploading video-verified data, position-specific drills and interview questions.

●	Get your student-athletes seen by college coaches: Your student-athletes can set their completed profiles to Public, and you can share their public link with college coaches.

The following statements are examples of how we may communicate the attributes of our platform to college coaches and recruiters:

●	View verifiable information: Using the “My Invites” feature, you can request accurate data on prospects all in one place.

●	Find the perfect fit: Use advanced search tools to find prospects that fit your program’s criteria.

●	Manage your prospects: Build multiple comprehensive prospect lists that you can customize and track throughout the season.

●	Skip the trip: Save yourself time and travel by using our side-by-side technology to compare prospects’ drills and video-verified data simultaneously.

●	Communicate easily, all in one place: Send messages directly within the Signing Day Sports’ platform to coaches and prospects.

Sales

We primarily sell subscriptions to our recruiting platform through our direct sales and events team, which can sell directly to our customers or digitally through our digital marketing strategies.

Data Security Procedures

Under our user agreements and certain sponsorship agreements, we collect certain information about student-athletes that have been submitted by the student-athletes and, if applicable, their coaches, recruiters, or other teaching professionals or institutions. This data includes or may include age, date of birth, name, email address, athletic statistics and educational data including student transcripts and SAT and other test scores, and payment information. We intend to use such data for purposes of providing platform services to the submitting student-athletes and, if applicable, their coaches, recruiters, and other teaching professionals and institutions. In order to provide such services, we may need to share certain data with certain third-party services providers. We do not intend to share such data for any other purposes. The collection, use and sharing of user data is subject to disclosures of our data collection, use and sharing practices and opt-out, access, correction, deletion, portability, and security provisions in our website and platform’s user terms of service and privacy policy. All such data collection, use, and sharing is subject to our prior receipt of electronically- or physically-signed written consents or acceptance of terms of use and terms and conditions of our platform by student-athletes and, if applicable, their coaches, recruiters, or other teaching professionals or institutions, granting us rights to share such information for posting on our platform. Such consents or acceptances of terms and use and terms and conditions of our platform explicitly includes the student-athlete’s and, if applicable, their coach, recruiter, or other teaching professional or institution’s grant of a license to each coach, recruiter, or other teaching professional or institution on our platform to view, compare, analyze and store platform player data. Each coach, recruiter, or other teaching professional or institution on our platform is in turn required to agree to such terms and use and terms of conditions to access and use such player data only as permitted under all applicable international, national, state, and local law, including laws applicable to the use of data of minors. Regardless of these agreements and consents, however, we are subject to a number of data protection requirements relating to the management and safeguarding of information of users, including minors, including those described in Item 1A. “Risk Factors – Risks Related to the Company’s Business, Operations and Industry – We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.”

We adhere to internal data governance procedures. Because our users include minors, we comply with heightened disclosure requirements and best practices for how we can use and protect their information. We give guidance to our users and their guardians on their rights to delete and be forgotten from our application.

Every year we will engage in penetration testing of our applications to ensure that we maintain a very high degree of protection from bad actors looking to steal information. We also employ secure coding standards and annual training to our engineering team and product managers. We encrypt all data that we transmit, and any data that we receive and that is legally or generally considered sensitive, such as personally identifiable information and academic records. We regularly rotate private encryption keys used to sign and secure data.

We closely monitor relationships with third-party vendors that we rely on for critical services, such as Microsoft. We also use a set of observability tools and monitoring software with the aim of identifying problems as they occur. We believe that our compliance programs include adequate business processes, procedures, including annual audits, and reliance on experts to ensure substantial compliance with applicable privacy law.

Business continuity and disaster recovery are ongoing projects for our operations and engineering teams. Ensuring outages and other catastrophic failures of service are mitigated effectively is among our highest priorities. We use Structured Query Language, or SQL, a specialized programming language designed for interacting with a database and maintain seven days of trailing SQL data retention. As of the end of 2023, our SQL data’s backup retention is 35 days. Our file/content storage system has geo-replicated data, and we plan to enable the system’s file/content backup data retention function to 30 days. Data retention allows data to be restored without any data loss as of a specified point in time within the trailing retention period.

At this time, we are not aware of any significant failures to maintain submitted personal data in compliance with applicable law, including laws governing the collection and use of the data of minors. However, there are significant regulatory and legal consequences for such failures and related risks to our business. For further discussion, see Item 1A. “Risk Factors – Risks Related to the Company’s Business, Operations and Industry – We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.”

Employees

As of March 19, 2024, we have 14 employees, all of whom are full-time. We also engage consultants as needed to support our operations.

We do not believe any of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Charity

We have a history of providing pro bono service and giving back to our local community through sports and sports-related activities. We would expect to continue and grow these efforts moving forward in many of the markets that we serve.

Competition

The market for our services is intensely competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and by frequent new product and service offerings and improvements. We compete with an array of established and emerging recruiting solution providers. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnerships, or acquisitions by our competitors or continuing market consolidation. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense.

Laws and Regulations

We are subject to domestic and foreign laws and regulations that pertain to our business practices. In order to grow and maintain our business, we will continue to adhere to the laws, regulations, association rules, and licenses that we need to maintain our business.

College Athlete Recruiting Regulations

We are required to adhere to applicable rules and regulations of the recruitment of high school and college-level athletes. In particular, we must comply with Article 13 of each of the NCAA Division I Manual and NCAA Division II Manual, and related NCAA rules, regulations, and bylaws, which govern the locations, periods, manner, persons, and other matters involved in student-athlete recruitment of NCAA member institutions and their recruitment prospects. We must also comply with applicable sections of the National Association of Intercollegiate Athletics Official Handbook & Policy Handbook.

Data Protection and Information Security Regulations

We are subject to several laws and regulations that affect companies conducting business on the Internet and in the athletic recruitment industry, many of which are still evolving and could be interpreted in ways that could harm our business. The way existing laws and regulations will be applied to the Internet and student-athletes in general and how they will relate to our business, are often unclear. For example, we often cannot be certain how existing laws will apply in the e-commerce and online context, including with respect to such topics as data privacy, defamation, pricing, credit card fraud, advertising, taxation, promotions, content regulation, financial aid, scholarships, student matriculation and student-athlete recruitment, quality of products and services, and intellectual property ownership and infringement. In addition, we may be subject to state oversight for the recruiting, admissions, and marketing activities associated with the business.

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

●	The Controlling the Assault of Non-Solicited Pornography And Marketing Act, as amended (the “CAN-SPAM Act”), and similar laws adopted by several states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices. The law also restricts data collection and use in connection with its opt-out process requirements for senders of commercial emails. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive.

●	The federal Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages, and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, several states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that such person is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states, and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

●	The federal Credit Card Accountability Responsibility and Disclosure Act of 2009, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

●	Regulations related to the Program Participation Agreement of the U.S. Department of Education and other similar laws that regulate the recruitment of students to colleges and other institutions of higher learning.

●	The federal Digital Millennium Copyright Act provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

●	The federal Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

●	The federal Family Educational Rights and Privacy Act of 1974 (“FERPA”) regulates the use and disclosure of student education records held by certain educational institutions.

●	The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. Effective January 1, 2023, we also became subject to the California Privacy Rights Act (“CPRA”), which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA.

●	Virginia’s Consumer Data Protection Act (“VCDPA”) establishes rights for Virginia consumers to control how companies use individuals’ personal data. The VCDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The VCDPA went into effect on January 1, 2023.

●	The Colorado Privacy Act (the “CPA”) and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”), effective as of July 1, 2023, are similar comprehensive consumer privacy laws in Colorado and Connecticut, respectively.

●	Effective as of December 31, 2023 and January 1, 2025, the Utah Consumer Privacy Act (“UCPA”), and the Iowa Consumer Privacy Act (“ICPA”), will also regulate business handling of consumers’ personal data in Utah and Iowa, respectively.

●	The European Union (the “EU”) General Data Protection Regulation (“GDPR”) imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data.

The GDPR applies extraterritorially, and we may be subject to the GDPR because of our data processing activities that involve the personal data of individuals located in the EU, such as in connection with our EU-based students. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. GDPR regulations may impose additional responsibility and liability in relation to the personal data that we process, and we may be required to put in place additional mechanisms to ensure compliance with the new data protection rules.

Following the withdrawal of the United Kingdom from the EU and the expiry of the transition period, from January 1, 2021, the United Kingdom Data Protection Act 2018 (“UK GDPR”) retains in large part the GDPR in United Kingdom national law. The UK GDPR mirrors the fines under the GDPR, e.g., we could be fined up to the greater of €20 million/£17.5 million or 4% of global turnover under each regime.

The federal U.S. Children’s Online Privacy Protection Act (“COPPA”), the GDPR, and the UK GDPR impose additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

Corporate History and Structure

Signing Day Sports, LLC, an Arizona limited liability company (“SDS LLC – AZ”), was formed on January 21, 2019. SDS LLC – AZ formed two wholly-owned subsidiaries, Signing Day Sports Football, LLC, an Arizona limited liability company (“SDSF LLC”), and Signing Day Sports Baseball, LLC, an Arizona limited liability company (“SDSB LLC”), on September 29, 2020 and November 25, 2020, respectively.

On June 5, 2020, a process to change SDS LLC – AZ into a Delaware corporation was initiated (collectively, the “Arizona-to-Delaware Conversion Process”). On that date, a certificate of formation of Signing Day Sports, LLC, a Delaware limited liability company (“SDS LLC – DE”), and a certificate of conversion of SDS LLC – AZ into SDS LLC – DE, were filed with the Delaware Secretary of State. On September 9, 2021, a certificate of incorporation (as amended prior to the effectiveness of the Amended and Restated Certificate of Incorporation (as defined below), the “Certificate of Incorporation”) of Signing Day Sports, Inc., a Delaware corporation (“SDS Inc. – DE”), and a certificate of conversion of SDS LLC – DE into SDS Inc. – DE were filed with the Delaware Secretary of State. From September 9, 2021 to July 11, 2022, SDS Inc. – DE operated as the successor entity to SDS LLC – AZ, and SDS LLC – AZ continued to be registered as an active entity with the Arizona Corporation Commission while its conversion into SDS LLC – DE pended.

A unanimous written consent of the board of directors of SDS Inc. – DE, dated as of March 25, 2022, approved the form of an Agreement and Plan of Merger between SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE (the “Merger Agreement”) and related merger documents, the related merger transactions, the form of certain Settlement Agreements (as defined below), the form of a Shareholder Agreement among the Company and the stockholders of the Company (the “Shareholder Agreement”), and a proposed capitalization table of SDS Inc. – DE, approved and ratified the Certificate of Incorporation and approved amended and restated bylaws of SDS Inc. – DE, and approved and ratified related matters. In anticipation of the execution of the Merger Agreement and its consummation, in April 2022 and May 2022, SDS LLC – AZ, SDS Inc. – DE, and each of the members or stockholders of SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE, entered into a Settlement Agreement and Release (each individually, the “Settlement Agreement,” and collectively, the “Settlement Agreements”), which provided, among other things, for the mutual general release of all claims by the parties against and relating to SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE, and confirmed the owners and related amounts of all outstanding shares of common stock of SDS Inc. represented by the capitalization table exhibit to the Settlement Agreements. The stockholders of SDS Inc. – DE and the members of SDS LLC – AZ executed unanimous written consents, dated as of May 17, 2022 and July 6, 2022, respectively, approving the Merger Agreement and related transactions, the form of the Settlement Agreements, the form of the Shareholder Agreement, an updated capitalization table of SDS Inc., and approved and ratified the Certificate of Incorporation, the amended and restated bylaws, the prior corporate actions that were taken in connection with the Arizona-to-Delaware Conversion Process, and certain related matters.

On May 17, 2022, the Shareholder Agreement was entered into by and among the Company and the stockholders of the Company. The Shareholder Agreement provided certain restrictions, rights and obligations relating to the proposed sale, transfer or other disposition of the shares of the Company. The Shareholder Agreement terminated in accordance with its terms upon the closing of the Company’s initial public offering of its common stock on November 16, 2023 and listing on the NYSE American in connection with the closing.

On July 11, 2022, the Merger Agreement was executed. On the same date, pursuant to the Merger Agreement, a certificate of merger was filed with the Delaware Secretary of State and a statement of merger was filed with the Arizona Secretary of State effecting the merger of SDS LLC – AZ, SDSF LLC, and SDSB LLC with and into SDS Inc. – DE, and SDS Inc. – DE succeeded to the rights, property, obligations, and liabilities of each of SDS LLC – AZ, SDSF LLC, and SDSB LLC.

The releases of claims under the Settlement Agreements with each of Dennis Gile, Dorsey Family Holdings, LLC, an Arizona limited liability company (“Dorsey LLC”), Joshua A. Donaldson Revocable Trust, and Zone Right, LLC, a California limited liability company (“Zone Right”), are subject to certain specific exceptions for claims under certain separate agreements or instruments. For a further description of the Settlement Agreements, including the rights subject to exceptions referenced in the Settlement Agreements, see Item 13. “Certain Relationships and Related Party Transactions, and Director Independence – Transactions With Related Persons”.

On March 13, 2023, the Reverse Stock Split, in which each five shares of the outstanding common stock were automatically combined and converted into one share of outstanding common stock, was approved by the board of directors, and was approved by stockholders holding a majority of the voting power of our issued and outstanding voting capital stock as of April 4, 2023. On April 14, 2023, we filed a certificate of amendment to the Certificate of Incorporation, which provided for the Reverse Stock Split, and the Reverse Stock Split became effective on the same date.

The Reverse Stock Split combined each five shares of our outstanding common stock into one share of common stock, without any change in the number of authorized shares of common stock or the par value per share of common stock. The Reverse Stock Split, correspondingly adjusted, among other things, the exercise price of our warrants, conversion price of our convertible notes, and exercise price of our stock options then outstanding. No fractional shares were issued in connection with the Reverse Stock Split, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share.

On May 5, 2023, the amendment and restatement of the Certificate of Incorporation was approved by stockholders holding a majority of the voting power of our issued and outstanding voting capital stock, and on May 9, 2023, the amended and restated Certificate of Incorporation (“Amended and Restated Certificate of Incorporation”) was filed with the Delaware Secretary of State and became effective the same date. Effective the same date, the second amended and restated bylaws of the Company were adopted by unanimous written consent of the board of directors; and on December 4, 2023, the board of directors unanimously approved an amendment to such bylaws (as amended, “Second Amended and Restated Bylaws”). On February 27, 2024, the amendment and restatement of the Amended and Restated Certificate of Incorporation was approved by stockholders holding a majority of the voting power of our issued and outstanding voting capital stock, and on the same date, the Second Amended and Restated Certificate of Incorporation of the Company (“Second Amended and Restated Certificate of Incorporation”) was filed with the Delaware Secretary of State and became effective upon filing. The Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws contain certain provisions relating to limitations of liability and indemnification of directors and certain officers, provide advance notice procedures for stockholder proposals at stockholder meetings, and other matters. See “Description of Securities – Anti-Takeover Provisions” in Exhibit 4.1 to this Annual Report on Form 10-K and Item 10. “Directors, Executive Officers and Corporate Governance – Limitation on Liability and Indemnification of Directors and Certain Officers”.

As of the date of this report, we have no subsidiaries.

Our fiscal year ends on December 31. Neither we nor any of our predecessors have been in bankruptcy, receivership or any similar proceeding.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our shares could decline, and you could lose all or part of your investment.

Risks Related to the Company’s Business, Operations and Industry

The currently evolving situation related to the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

In January 2020, the World Health Organization declared the COVID-19 outbreak to be a public health emergency and, in March 2020, it declared the outbreak to be a pandemic. The COVID-19 pandemic has caused severe global economic and societal disruptions and uncertainties. In response to the virus, countries and local governments instituted policies and measures to curtail the spread of the virus, including “stay at home” orders, travel restrictions and restrictions on the operation of non-essential businesses and services. Companies have also taken precautions, such as requiring employees to work remotely and temporarily closing or minimizing operations. Although initial restrictions have been relaxed, some restrictions have remained and these and future prevention and mitigation measures imposed by governments and private companies may have a severe adverse impact on global economic conditions and consumer confidence and spending. The COVID-19 pandemic may negatively affect our business by causing or contributing to, among other things, the following:

●	Cessation or significant reductions in the operations of, or the inability, or significant disruptions in the ability, to meet obligations to us, of significant third-party suppliers, vendors, external manufacturers and other business or commercial partners, which may be caused by their business, operational or financial difficulties, among other reasons.

●	Significant decreases in sales of or demand for, or significant volatility in sales of or demand for, one or more of our significant products or service offerings due to, among other things, closure or reduction in occupancy of sporting events which could affect our key customers; changes in customer behavior or preference; any negative impact to our reputation resulting from an adverse perception of our response to the COVID-19 pandemic; or the worldwide, regional and local adverse economic and financial market conditions.

●	Significant disruptions to our business operations due to, among other things, unavailability of key employees, including our senior management team, as a result of illness to themselves or their families; cancellation or other disruptions of sales and marketing events; disruptions to trade promotion initiatives; and any delays or modifications to any significant strategic initiatives.

●	Additional or renewed significant governmental actions, including closures, quarantines or other restrictions on the ability of our employees to travel or perform necessary business functions or our ability to market or sell our products; changes in costs associated with governmental actions or general economic trends; or other limitations or restrictions on our ability to market or sell our products or the ability of our suppliers, customers or third-party partners to effectively run their operations, which may negatively impact demand and our ability to market and sell our products.

The Company does not believe that the COVID-19 pandemic has had a significant adverse impact on the Company’s business to date. As described under Item 1. “Business – Market for Recruiting Services”, the ongoing COVID-19 global pandemic has increased both the need for, and familiarity with, remote interactions. As a result of the COVID-19 pandemic, the Company believes that its business can generate more revenues, at little or no additional cost, from more customers as a result of their search for alternatives to in-person recruiting events. Therefore, we do not believe that the COVID-19 pandemic has had an adverse impact on the Company’s business to date, or on the Company’s revenues or expenses. However, the ultimate extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic and our continued ability to provide our services and products, as well as any future government actions affecting consumers and the economy generally, all of which are uncertain and difficult to predict, especially in light of the rapidly evolving social and political situations in response to the pandemic. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by local, state or federal authorities or that we determine are in the best interests of our employees, consumers, customers or business partners. Although the potential effects that COVID-19 may have on us are not clear, such impacts could materially adversely affect our business, financial condition and results of operations.

We have a limited operating history. There can be no assurance that we will be successful in growing our business.

We have a limited history of operations. As a result, there can be no assurance that we will be successful in providing our sports recruitment technology services. Any potential for future growth will place additional demands on our executive officers, and any increased scope of our operations will present challenges due to our current limited management resources. There can be no assurance that we will be successful in our efforts. Our inability to locate additional opportunities, to hire additional management and other personnel, or to enhance our management systems, could have a material adverse effect on our results of operations. There can be no assurance that our operations will be profitable.

We have a history of losses since our inception and may continue to incur losses for the foreseeable future.

To date, we have been unable to sell our services in quantities sufficient to be operationally profitable. Consequently, we have sustained substantial losses. There can be no assurances that the Company will ever achieve the level of revenues needed to be operationally profitable in the future and if profitability is achieved, that it will be sustained. Our revenues have fluctuated and may likely continue to fluctuate significantly from quarter to quarter and from year to year. We will need to obtain additional capital and increase sales to become profitable.

Our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2023.

Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Going Concern”.

We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and we may be forced to significantly delay, scale back or discontinue our operations.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, our business plan may not be successful.

Our operations have consumed substantial amounts of cash since inception, and we expect they will continue to consume substantial amounts of cash as we aggressively build our platform and our internal marketing, compliance and other administrative functions. Although we believe the net proceeds from the Company’s initial public offering together with existing cash and cash equivalents will be sufficient to fund our projected operating expenses for some period of time, we will require additional capital to maintain our business operations, and we may also need to raise additional funds sooner if our operating and other expenses are higher than we expect.

Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we currently expect.

If a lack of available capital means that we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (the “FDIC”), as receiver. Similarly, on March 12, 2023, Signature Bank Corp. (“Signature”), and Silvergate Capital Corp. were each swept into receivership

A statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts. In addition, U.S. regional banks have experienced a broad recovery since the turmoil of March 2023. Following the acute stress triggered by the collapse of SVB, aggregate financial indicators of the group have shown improvements. Between March 2023 and January 31, 2024, deposit outflows have stabilized. However, vulnerabilities in the U.S. banking sector are believed to persist.

Although we are not a borrower under or party to any material letter of credit or any other such instruments with any financial institution currently in receivership, if we enter into any such instruments and any of our lenders or counterparties to such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our customers, suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to credit agreements and arrangements with these financial institutions, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of these financial institutions and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously-issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program.

Our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, any financial institutions with which we enter into credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These risks include, but may not be limited to, the following:

●	delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;

●	inability to enter into credit facilities or other working capital resources;

●	potential or actual breach of contractual obligations that require us to maintain letters of credit or other credit support arrangements; or

●	termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses or other obligations, financial or otherwise, result in breaches of our financial and/or contractual obligations, or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the economy or financial services industry could lead to losses or defaults by our customers, service providers, vendors, or suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a customer may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy, or a service provider, vendor, or supplier may determine that it will no longer deal with us as a customer. In addition, a service provider, vendor or supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. The bankruptcy or insolvency of any customers, service providers, vendors, or suppliers, or the failure of any customer to make payments when due, or any breach or default by a customer, service provider, vendor, or supplier, or the loss of any significant supplier relationships, could cause us to suffer material losses and may have a material adverse impact on our business.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our inception in 2019, and we may never achieve or sustain profitability. Federal net operating loss, or NOL, carryforwards we generated since our incorporation may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception. For purposes of Section 382 or 383, we may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset such taxable income will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. Therefore, if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

We operate in the highly competitive sports recruitment industry which is subject to rapid and significant technological changes.

The sports recruitment industry in which the Company is engaged is intensely competitive and characterized by rapid changes in technology, customer requirements, and industry standards, and by frequent new product and service offerings and improvements. We compete with an array of established and emerging recruiting solution providers. Conditions in our market could change rapidly and significantly as a result of technological advancements, partnerships, or acquisitions by our competitors or continuing market consolidation. With the introduction of new technologies and market entrants, we expect the competitive environment to remain intense. There can be no assurance that Company’s systems can be upgraded to meet future innovations in the industry or that new technologies will not emerge, or existing technologies will not be improved, which would render the Company’s offerings obsolete or non-competitive. Many of the companies we compete with enjoy significant competitive advantages over us, including but not limited to greater name recognition; greater financial, technical and service resources; established networks; additional product offerings; and greater resources for product development and sales and marketing. In addition, there can be no assurance that other established sports recruiting companies, any of which would likely have greater resources than the Company, will not enter the market. There can be no assurance that the Company will be able to compete successfully against any of its competitors.

If we fail to acquire new customers, we may not be able to increase net sales or achieve profitability.

We have invested in marketing and branding related to customer acquisition and expect to continue to do so. We must continue to acquire subscription customers in order to increase net sales and achieve profitability. In order to expand our customer base, we must appeal to and acquire customers who have historically used other means to recruit student-athletes and may prefer alternatives to do so. We cannot assure you that the net sales from new customers we acquire will ultimately exceed the cost of acquiring those customers. If consumers do not perceive the platform we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers, the net sales we generate may decrease, and our business, financial condition and operating results may be materially and adversely affected.

We use social networking sites, such as Facebook, Instagram and YouTube, online services, search engines, affiliate marketing websites, directories and other social media websites and ecommerce businesses to advertise, market and direct potential customers to use our platform. As social networking continues to rapidly evolve, we must continue to use social media channels that are used by our current and prospective customers and cost-effectively drive traffic to our platform. We believe that failure to utilize these channels as sources of traffic to our site to generate new customers would adversely affect our financial condition.

Our software or services may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

We may encounter human or technical obstacles that prevent our website and apps from operating properly. If our offerings do not function reliably or fail to achieve customer expectations in terms of performance, customers could assert liability claims against us or cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain customers. We cannot assure you that material performance problems or defects in our service offerings will not arise in the future. Errors may result from receipt, entry, or interpretation of customer information or from interface of our services. These defects and errors and any failure by us to identify and address them could result in loss of revenue or market share, liability to customers or others, failure to achieve market acceptance or expansion, diversion of development resources, injury to our reputation, and increased service and maintenance costs. The costs incurred in correcting any defects or errors or in responding to resulting claims or liability may be substantial and could adversely affect our operating results.

If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

Our services involve the Internet-based storage and transmission of customers’ information. We rely on proprietary and commercially available systems, software, tools and monitoring, as well as other processes, to provide security for processing, transmission and storage of such information. Because of the sensitivity of this information and due to requirements under applicable laws and regulations, the effectiveness of our security efforts is very important. If our security measures are breached or fail as a result of third-party action, acts of terror, social unrest, employee error, malfeasance or for any other reasons, someone may be able to obtain unauthorized access to customer data. Improper activities by third-parties, advances in computer and software capabilities and encryption technology, new tools and discoveries and other events or developments may facilitate or result in a compromise or breach of our security systems. Our security measures may not be effective in preventing unauthorized access to the customer data stored on our servers. If a breach of our security occurs, we could face damages for contract breach, penalties for violation of applicable laws or regulations, possible lawsuits by individuals affected by the breach and significant remediation costs and efforts to prevent future occurrences. In addition, whether there is an actual or a perceived breach of our security, the market perception of the effectiveness of our security measures could be harmed and we could lose current or potential customers.

We depend on sophisticated information technology systems and data processing to operate our business. If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, customer data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, academic records, phone numbers and potentially other sensitive user information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information and other information to operate our business, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, may be vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of COVID-19, owing to an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

There can be no assurance that we, our service providers, collaborators, consultants, contractors or partners will be successful in efforts to detect, prevent or fully recover systems or data from all breakdowns, service interruptions, attacks or breaches of systems that could adversely affect our business and operations and/or result in the loss of critical or sensitive data. Any failure by us or our service providers, collaborators, consultants, contractors or partners to detect, prevent, respond to or mitigate security breaches or improper access to, use of, or inappropriate disclosure of any of this information or other confidential or sensitive information, including customers’ personal data, or the perception that any such failure has occurred, could result in claims, litigation, regulatory investigations and other proceedings, significant liability under state, federal and international law, and other financial, legal or reputational harm to us. Further, such failures or perceived failures could result in liability and a material disruption of our development programs and our business operations, which could lead to significant delays, lost revenues or other adverse consequences, any of which could have a material adverse effect on our business, results of operations, financial condition, prospects and cashflow.

Additionally, applicable laws and regulations relating to privacy, data protection or cybersecurity, external contractual commitments and internal privacy and security policies may require us to notify relevant stakeholders if there has been a security breach, including affected individuals, business partners and regulators. Such disclosures are costly, and the disclosures or any actual or alleged failure to comply with such requirements could lead to a materially adverse impact on the business, including negative publicity, a loss of confidence in our services or security measures by our business partners or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable data protection laws, privacy policies or other data protection obligations related to information security or security breaches.

We have incorporated, and plan to incorporate in the future, artificial intelligence, or AI, features into our platform. This technology is new and developing and may present risks that could affect our business.

We have incorporated, and plan to incorporate in the future, features of AI, including large language models, such as GPT, into our platform. AI is a new and emerging technology that is in its early stages of commercial use. If our platform’s use of AI has perceived or actual negative impacts on the student-athletes or recruiters who use them, we may experience brand or reputational harm, competitive harm or legal liability. The rapid evolution of AI may also require the application of significant resources to develop, test and maintain our products and services that incorporate AI in order to help ensure that it is implemented in a socially responsible manner, to minimize any real or perceived unintended harmful impacts. In addition, AI is subject to a complex and evolving regulatory landscape, including data protection, privacy, and potentially other laws and different jurisdictions have taken and may take in the future varying approaches to regulating AI. Compliance with these laws and regulations can be complex, costly and time-consuming, and there is a risk of regulatory enforcement actions or litigation if we fail to comply with these requirements. As regulations evolve, we may have to alter our business practices or products in order to comply with regulatory requirements.

If we are unable to protect the confidentiality of our trade secrets, know-how and other proprietary and internally developed information, the value of our technology could be adversely affected.

We may not be able to protect our trade secrets, know-how and other internally developed information adequately. Although we use reasonable efforts to protect this internally developed information and technology, our employees, consultants and other parties (including independent contractors and companies with which we conduct business) may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally disclosed or obtained and is using any of our internally developed information or technology is difficult, expensive and time-consuming, and the outcome is unpredictable. We rely, in part, on non-disclosure, confidentiality and assignment-of-invention agreements with our employees, independent contractors, consultants and companies with which we conduct business to protect our internally developed information. These agreements may not be self-executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other internally developed information.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. We have not conducted an independent review of patents and other intellectual property issued to third-parties, who may have patents or patent applications relating to our proprietary technology. We have not received notice of any claims alleging infringement of third parties’ intellectual property. However, we may in the future receive letters from third parties alleging, or inquiring about, possible infringement, misappropriation or violation of their intellectual property rights. Any party asserting that we infringe, misappropriate or violate proprietary rights may force us to defend ourselves, and potentially our customers, against the alleged claim. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and/or invalidation of our proprietary rights or interruption or cessation of our operations. Any such claims or lawsuit could:

●	be time-consuming and expensive to defend, whether meritorious or not;

●	require us to stop providing products or services that use the technology that allegedly infringes the other party’s intellectual property;

●	divert the attention of our technical and managerial resources;

●	require us to enter into royalty or licensing agreements with third-parties, which may not be available on terms that we deem acceptable;

●	prevent us from operating all or a portion of our business or force us to redesign our products, services or technology platforms, which could be difficult and expensive and may make the performance or value of our product or service offerings less attractive;

●	subject us to significant liability for damages or result in significant settlement payments; or

●	require us to indemnify our customers.

Furthermore, during the course of litigation, confidential information may be disclosed in the form of documents or testimony in connection with discovery requests, depositions or trial testimony. Disclosure of our confidential information and our involvement in intellectual property litigation could materially adversely affect our business. Some of our competitors may be able to sustain the costs of intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, any litigation could significantly harm our relationships with current and prospective customers. Any of the foregoing could disrupt our business and have a material adverse effect on our business, operating results and financial condition.

There may be challenges to our proprietary technology and any patents that we may obtain.

The Company holds know-how and trade secret rights relating to various aspects of its technologies, which are of material importance to the Company and its future prospects. Any patent we may obtain may be challenged by re-examination or otherwise invalidated or eventually found unenforceable. Both the patent application process and the process of managing patent disputes can be time consuming and expensive. Competitors may attempt to challenge or invalidate any patents that we may obtain, or may be able to design alternative techniques or devices that avoid infringement of such patents, or develop products with functionalities that are comparable to ours. In the event a competitor infringes upon any patent that we may obtain or other intellectual property rights, litigation to enforce our intellectual property rights or to defend any patents that we may obtain against challenge, even if successful, could be expensive and time consuming and could require significant time and attention from our management. Furthermore, there can be no assurance that the Company’s products and services will not infringe on any patents of others. We may not have sufficient resources to enforce our intellectual property rights or to defend any patents that we may obtain against challenges from others.

If we fail to renew and/or expand our existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.

Our third-party licenses, or support for such licensed products and technologies, may not continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property. Although to date we have not encountered such issues, licensing requirements may preclude us from using technologies owned or developed by third parties if those parties are unwilling to allow us to comply with related disclosure requirements or other regulatory requirements. In any such event, we may be unable to operate on a profitable basis.

Some aspects of our products and services incorporate open source software, and our use of open source software could negatively affect our business, results of operations, financial condition, and prospects.

Some aspects of our platform incorporate and are dependent on the use and development of open source software. Open source software is software licensed under an open source license, which may include a requirement that we make available, or grant licenses to, any modifications or derivative works created using the open source software, make our proprietary source code publicly available, or make our products or services available for free or for nominal amounts. If an author or other third party that uses or distributes such open source software were to allege that we had not complied with the legal terms and conditions of one or more of these open source licenses, we could incur significant legal expenses defending against such allegations, could be subject to significant damages, and could be required to comply with these open source licenses in ways that cause substantial competitive harm to our business.

The terms of various open source licenses have not been interpreted by U.S. and international courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our products or services. In such an event, we could be required to re-engineer all or a portion of our technologies, seek licenses from third parties in order to continue offering our products and services, discontinue the use of our platform in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products and services. If portions of our proprietary software are determined to be subject to an open source license, we could also be required to, under certain circumstances, publicly release or license, at no cost, our products or services that incorporate the open source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and our employees or our consultants, third party contractors or suppliers may inadvertently or willfully use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and services, and be required to comply with onerous conditions or restrictions on our products and services, any of which could be materially disruptive to our business.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business, results of operations, financial condition, and prospects. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which could negatively impact our products and services, including by adversely affecting the market’s perception of our products and services, impairing the functionality of our products and services, delaying the launch of new products and services, or resulting in the failure of our products and services, any of which could result in liability to us, our vendors, and our service providers. Further, our adoption of certain policies with respect to the use of open source software may affect our ability to hire and retain employees, including engineers.

Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations.

Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations. For example, we could be deemed to be subject to insurance and other regulations, which in some circumstances may be applied retrospectively. Any other changes in or interpretations of current laws and regulations could also require us to increase our compliance expenditures, inhibit our ability to enter into new contracts or conduct our business operations. In addition, our failure to comply with applicable laws and regulations could lead to significant penalties, fines or other sanctions. If we are unable to effectively respond to any such changes or comply with existing and future laws and regulations, our competitive position, results of operations, financial condition and cash flows could be materially adversely impacted.

We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Daniel D. Nelson, our Chief Executive Officer and Chairman; Damon Rich, our Interim Chief Financial Officer; and Trent Whitehead, our Vice President of Human Resources and Secretary. Our executive officers or key employees could terminate their employment with us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees or any of our contract parties. The loss of one or more of these executive officers or key employees could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

The failure to attract and retain additional qualified personnel could harm our business and culture and prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, experienced sports industry advisors such as Kevin Grogan, sales personnel, and other key personnel in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for college sports recruitment technologies, as well as for skilled sales and operations professionals with connections and experience in the intensely competitive college sports recruitment system. Recently we have experienced, and we may continue to experience, employee turnover, and we may not be able to fill positions in a timely manner or at all. These risks may be exacerbated by perceptions of our recent restructuring actions in preparation for our recent initial public offering, including potential confusion or misgivings regarding the intent and effect of the Reverse Stock Split, changes in executive management, efforts to rapidly expand the utility of our platform, multiple capital raises through private placements of debt and equity at valuations of our common stock that are or may be the same or less than the implied valuations of our common stock upon which their equity awards were granted, and any similar future actions. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. New hires and other personnel require training and take time before they achieve full productivity. New employees and other personnel may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.

Many of the companies with which we compete for experienced personnel have greater resources than we have, and some of these companies may offer more attractive compensation packages. In particular, job candidates and existing employees and other personnel carefully consider the value of the equity awards they receive in connection with their employment or engagement. If the perceived value of our equity awards declines, or if the mix of equity and cash compensation that we offer is unattractive, it may adversely affect our ability to recruit and retain highly skilled employees and other personnel. Job candidates may also be threatened with legal action under agreements with their existing employers if we attempt to hire them, which could impact hiring and result in a diversion of our time and resources. Additionally, laws and regulations, such as restrictive immigration laws, may limit our ability to recruit internationally. We must also continue to retain and motivate existing employees and other personnel through our compensation practices, company culture, and career development opportunities. If we fail to attract new personnel or to retain our current personnel, our business would be harmed.

If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

To effectively manage our growth, we must continue to implement our operational plans and strategies, improve and expand our infrastructure of people and information systems and expand, train and manage our employee and contractor base. We have increased employee and contractor headcount since our inception to support the growth in our business, and we intend for this growth to continue for the foreseeable future. To support continued growth, we must effectively integrate, develop and motivate new employees, while maintaining our corporate culture. We face competition for qualified personnel. Additionally, we may not be able to hire new employees quickly enough to meet our needs. If we fail to effectively manage our hiring needs or successfully integrate our new hires, our efficiency and ability to meet our forecasts and our employee morale, productivity and retention could suffer, which may have a material adverse effect on our business, financial condition and operating results.

Additionally, the growth and expansion of our business and our product offerings in the future will place significant demands on our management. The growth of our business may require significant additional resources, which may not scale in a cost-effective manner or may negatively affect the quality of our customer experience. We are also required to manage multiple relationships with various vendors, customers and other third parties. Further growth of our operations, our vendor base, our fulfillment process, information technology systems or our internal controls and procedures may not be adequate to support our operations. If we are unable to manage the growth of our organization effectively, our business, financial condition and operating results may be materially and adversely affected.

We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.

We are subject to substantial governmental regulations affecting our business. These include, but are not limited to, data privacy and protection laws, regulations, and policies that apply to the collection, transmission, storage, processing and use of personal information or personal data, which among other things, impose certain requirements relating to the privacy and security of personal information. The variety of laws and regulations governing data privacy and protection, and the use of the internet as a commercial medium are rapidly evolving, extensive, and complex, and may include provisions and obligations that are inconsistent with one another or uncertain in their scope or application.

Under our user agreements and certain sponsorship agreements, we collect certain information about student-athletes that have been submitted by the student-athletes and, if applicable, their coaches, recruiters, or other teaching professionals or institutions. This data includes or may include age, date of birth, name, email address, athletic statistics and educational data including student transcripts and SAT and other test scores, and payment information. We intend to use such data for purposes of providing platform services to the submitting student-athletes and, if applicable, their coaches, recruiters, and other teaching professionals and institutions. In order to provide such services, we may need to share certain data with certain third-party services providers. We do not intend to share such data for any other purposes. The collection, use and sharing of user data is subject to disclosures of our data collection, use and sharing practices and opt-out, access, correction, deletion, portability, and security provisions in our website and app user terms of service and privacy policy. All such data collection, use, and sharing is subject to our prior receipt of electronically- or physically-signed written consents or acceptance of terms of use and terms and conditions of our platform by student-athletes and, if applicable, their coaches, recruiters, or other teaching professionals or institutions, granting us rights to share such information for posting on our platform. Such consents or acceptances of terms of use and terms and conditions of our platform explicitly includes the student-athlete’s and, if applicable, their coach, recruiter, or other teaching professional or institution’s grant of a license to each coach, recruiter, or other teaching professional or institution on our platform to view, compare, analyze and store platform player data. Each coach, recruiter, or other teaching professional or institution on our platform is in turn required to agree to such terms of use and terms and conditions to access and use such player data only as permitted under all applicable international, national, state, and local law, including laws applicable to the use of data of minors. Regardless of these agreements and consents, however, we are subject to a number of data protection requirements relating to the management and safeguarding of information of users, including minors, including those described below.

Relevant U.S. federal data privacy laws include FERPA, which regulates the use and disclosure of student education records held by certain educational institutions; the CAN-SPAM Act, which, among other things, restricts data collection and use in connection with CAN-SPAM Act’s opt-out process requirements for senders of commercial emails; and COPPA, which regulates the collection of information by operators of websites and other electronic solutions that are directed to children under 13 years of age, although our website and app user terms of service and privacy policy expressly prohibit children under 13 from submitting information to or on our website or app. These laws and regulations promulgated under these laws restrict our collection, processing, storage, use and disclosure of personal information, may require us to notify individuals of our privacy practices and provide individuals with certain rights to prevent the use and disclosure of protected information, and mandate certain procedures with respect to safeguarding and proper description of stored information.

Moreover, certain laws and regulations of U.S states and the European Union (the “EU”) impose similar or greater data protection requirements and may also subject us to scrutiny or attention from regulatory authorities. For example, the EU and California have passed comprehensive data privacy laws, the EU GDPR and the CCPA and regulations promulgated under the CCPA, respectively, which impose data protection obligations on enterprises, including limitations on data uses and constraints on certain uses of sensitive data. Of particular importance, the CCPA, which became effective on January 1, 2020, limits how we may collect and use personal information, including by requiring companies that process information relating to California residents to make disclosures to consumers about their data collection, use and sharing practices, provide consumers with rights to know and delete personal information and allow consumers to opt out of certain data sharing with third parties. The CCPA also creates an expanded definition of personal information, imposes special rules on the collection of consumer data from minors, and provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase the likelihood and cost of data breach litigation. The potential effects of this legislation are far-reaching and may require us to modify our data processing practices and policies and incur substantial costs and expenses in compliance and potential ligation efforts.  Effective January 1, 2023, we also became subject to the CPRA in California, which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA, and the VCDPA in Virginia, another comprehensive data privacy law, and regulations promulgated under the CPRA and the VCDPA.

In addition, effective July 1, 2023, we may also be subject to the CPA in Colorado and the CDPA in Connecticut and regulations promulgated under these laws, which are also comprehensive consumer privacy laws. Effective December 31, 2023, we may also be subject to the UCPA in Utah, regarding business handling of consumers’ personal data. Effective January 1, 2025, we may also become subject to the ICPA, a similar consumer data privacy law in Iowa. Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these laws and regulations may have on our business.

We believe that our compliance programs include adequate business processes, procedures, including annual audits, and reliance on experts to ensure substantial compliance with applicable privacy law. Despite such safeguards, in the course of collecting the user data described above, our employees, independent contractors, suppliers, or service providers may have inadvertently or willfully used, and may in the future inadvertently or willfully use, protected user data in a manner that we do not intend or in a manner that could expose us to claims for violation of data privacy rights. In addition, our agreements with our employees, contractors, suppliers and service providers generally do not address compliance with applicable privacy law and indemnify the Company against mis-use of regulated data or unauthorized practices, although we have recently made efforts to include such terms in new agreements with such parties. Therefore, these programs and agreements may have failed, or may in the future fail, to prevent violations of our users’ data privacy rights, or to protect us from damages relating to such failures.

If we fail to comply, or are alleged to have failed to comply, with any applicable user privacy laws or regulations, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and services, and be required to comply with onerous conditions or restrictions on our products and services, any of which could be materially disruptive to our business.

In addition, our business is, and may in the future be, subject to a variety of other laws and regulations, including working conditions, labor, immigration and employment laws, and health, safety and sanitation requirements. Our inability or failure to comply with these governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.

Climate change and increased focus by governmental organizations on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

Federal, state and local governments are responding to climate change issues. This increased focus on sustainability is resulting in new regulations and legislation and vendor and customer requirements that could negatively affect us as we may incur additional costs or be required to make changes to our operations in order to comply with any new regulations. Legislation or regulations that impose disclosure requirements, restrictions, caps, taxes, or other controls on emissions of greenhouse gases such as carbon dioxide, a by-product of burning fossil fuels could force us to incur additional costs and we may fail to pass such additional costs on to our customers, which could also have a material adverse effect on our business.

In particular, on March 6, 2024, the SEC adopted rules that will require us to disclose:

●	Climate-related risks that have had or are reasonably likely to have a material impact on our business strategy, results of operations, or financial condition;

●	The actual and potential material impacts of any identified climate-related risks on our strategy, business model, and outlook;

●	If, as part of our strategy, we have undertaken activities to mitigate or adapt to a material climate-related risk, a quantitative and qualitative description of material expenditures incurred and material impacts on financial estimates and assumptions that directly result from such mitigation or adaptation activities;

●	Specified disclosures regarding our activities, if any, to mitigate or adapt to a material climate-related risk including the use, if any, of transition plans, scenario analysis, or internal carbon prices;

●	Any oversight by our board of directors of climate-related risks and any role by management in assessing and managing our material climate-related risks;

●	Any processes we have for identifying, assessing, and managing material climate-related risks and, if we are managing those risks, whether and how any such processes are integrated into our overall risk management system or processes;

●	Information about our climate-related targets or goals, if any, that have materially affected or are reasonably likely to materially affect our business, results of operations, or financial condition; required disclosures would include material expenditures and material impacts on financial estimates and assumptions as a direct result of the target or goal or actions taken to make progress toward meeting such target or goal;

●	The capitalized costs, expenditures expensed, charges, and losses incurred as a result of severe weather events and other natural conditions, such as hurricanes, tornadoes, flooding, drought, wildfires, extreme temperatures, and sea level rise, subject to applicable one percent and de minimis disclosure thresholds, disclosed in a note to the financial statements;

●	The capitalized costs, expenditures expensed, and losses related to carbon offsets and renewable energy credits or certificates if used as a material component of our plans to achieve our disclosed climate-related targets or goals, disclosed in a note to our financial statements; and

●	If the estimates and assumptions we use to produce our financial statements were materially impacted by risks and uncertainties associated with severe weather events and other natural conditions or any disclosed climate-related targets or transition plans, a qualitative description of how the development of such estimates and assumptions was impacted, disclosed in a note to our financial statements.

We will be exempt from the SEC rules’ requirements to disclose certain information about our greenhouse gas emissions and comply with related auditor assurance requirements as long as we remain a “smaller reporting company” (as described below under “—Risks Related to Our Common Stock and Securities Convertible into Our Common Stock – We are a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.”) or an “emerging growth company” (as described below under “—Risks Related to Our Common Stock and Securities Convertible into Our Common Stock – We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.”). In addition, these disclosure rules will not require compliance by us until our fiscal year beginning in 2027, with certain requirements not becoming effective until our fiscal year beginning in 2028, if we remain a smaller reporting company or emerging growth company.

A number of petitions have been filed in federal courts seeking to challenge the SEC’s climate disclosure rules. The outcome of this litigation cannot be determined as of the date of this report.

Assuming that the SEC climate disclosure rules are ultimately upheld in their present form, and even in light of the exemptions and accommodations made for smaller reporting companies and emerging growth companies described above, the costs to adopt the necessary disclosure controls and procedures to disclose all required information, the potential costs to make changes in our operations to allow us to improve our climate change-related disclosures, or the potential loss of revenues from these disclosure requirements due to investor, customer, or vendor requirements to disclose and meet certain climate change-related targets pursuant to these disclosure rules, may still have a material adverse effect on our business and operations.

Risks Related to Our Committed Equity Financing Facility

It is not possible to predict the actual number of shares we will sell under our committed equity financing facility, or the actual gross proceeds resulting from those sales.

On January 5, 2024 (the “CEFF Closing Date”), we entered into a Common Stock Purchase Agreement, dated as of January 5, 2024 (the “CEFF Purchase Agreement”), with Tumim Stone Capital LLC (“Tumim”), pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEFF Purchase Agreement, Tumim has committed to purchase, at our direction in our sole discretion, up to an aggregate of $25,000,000 of our common stock, subject to certain limitations set forth in the CEFF Purchase Agreement, from time to time during the term of the CEFF Purchase Agreement. Sales of common stock by the Company to Tumim under the CEFF Purchase Agreement, if any, may occur, from time to time at our sole discretion, over the period commencing upon the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement (the “Commencement Date”), including that the initial registration statement we were required to file with the SEC pursuant to a Registration Rights Agreement, dated as of January 5, 2024, between the Company and Tumim (the “CEFF Registration Rights Agreement”), be declared effective by the SEC, and ending on the first day of the month next following the 24-month anniversary of the CEFF Closing Date, unless the CEFF Purchase Agreement is terminated earlier under its terms. On January 26, 2024, we filed the initial registration statement required to be filed with the SEC pursuant to the CEFF Registration Rights Agreement, and on February 14, 2024, the registration statement, as amended, was declared effective by the SEC. On February 15, 2024, all other initial conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement were satisfied. Accordingly, the Commencement Date occurred on February 15, 2024. On February 27, 2024, at a special meeting of stockholders, the Company obtained stockholder approval (the “CEFF Stockholder Approval”) to issue shares of common stock in excess of the number of shares representing 19.99% of the shares of the common stock outstanding immediately prior to the execution of the CEFF Purchase Agreement (the “CEFF Exchange Cap”), or 2,648,385 shares of common stock, without requiring the shares to be priced at or above a certain minimum amount per share under the NYSE American listing rules.

We may ultimately decide to sell to Tumim all or only some of the shares that may be available for us to sell to Tumim pursuant to the CEFF Purchase Agreement. Because the purchase price per share to be paid by Tumim for any shares that we may elect to sell to Tumim under the CEFF Purchase Agreement will fluctuate based on the market prices of our common stock during the applicable period for each purchase made pursuant to the CEFF Purchase Agreement, it is not possible for us to predict, as of the date of this report, the number of shares that we will sell to Tumim under the CEFF Purchase Agreement, the purchase price per share that Tumim will pay for shares purchased from us under the CEFF Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Tumim under the CEFF Purchase Agreement.

Our ability to sell the maximum number of shares permitted to be sold under our committed equity financing facility may be limited by its terms and conditions.

Although the CEFF Purchase Agreement provides that we may sell up to an aggregate of $25,000,000 of our common stock to Tumim, only 4,661,102 shares, which include both 4,000,000 shares that we may require Tumim to purchase and 661,102 shares that we issued to Tumim as consideration for its commitment to purchase shares of our common stock from time to time at our direction under the CEFF Purchase Agreement (“CEFF Commitment Shares”), have been registered for resale by Tumim under a registration statement. If after the Commencement Date we elect to sell to Tumim only the shares registered by the respective registration statement, depending on the market prices of our common stock during the applicable period for each purchase made pursuant to the CEFF Purchase Agreement, the actual gross proceeds from the sale of all such shares may be substantially less than the $25,000,000 available to us under the CEFF Purchase Agreement. Additional sales beyond the 4,000,000 shares registered under the registration statement registering the resale of such shares will require us to file one or more additional registration statements, and such registration statements would be required to be declared effective by the SEC.

Because we obtained the CEFF Stockholder Approval, the Company may issue shares at prices that may be below the greater of book or market value of the common stock (calculated in accordance with the applicable listing rules of the NYSE American) at the time the Company delivers the VWAP Purchase Notice for such VWAP Purchase to Tumim, adjusted as required by the NYSE American. However, the CEFF Purchase Agreement continues to specifically provide that we may not issue or sell any shares of common stock under the CEFF Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of NYSE American.

Moreover, we may not issue or sell any shares of common stock to Tumim under the CEFF Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by Tumim and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder), would result in Tumim beneficially owning more than 4.99% of the outstanding shares of the common stock.

These requirements and limitations could materially adversely affect the liquidity and availability of the committed equity financing facility provided for under the CEFF Purchase Agreement.

The sale and issuance of our common stock under our committed equity financing facility may cause dilution to our existing stockholders, and the sale of the shares of common stock acquired from us under our committed equity financing facility, or the perception that such sales may occur, could cause the price of our common stock to fall.

The purchase price for the shares of common stock that we have sold or may sell to Tumim under the CEFF Purchase Agreement will fluctuate based on the price of our common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall.

If and when we elect to sell shares of common stock to Tumim pursuant to the CEFF Purchase Agreement and after Tumim has acquired such shares, Tumim may also resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. Therefore, sales by Tumim of the CEFF Commitment Shares and sales to Tumim by us of shares of common stock available for resale by Tumim could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock to Tumim, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

Investors who buy shares from Tumim at different times will likely pay different prices.

Pursuant to the CEFF Purchase Agreement, we will have discretion, subject to market demand and certain limitations set forth in the CEFF Purchase Agreement, to sell shares to Tumim at varying times, prices, and numbers. Tumim may resell all, some or none of the CEFF Commitment Shares at any time or from time to time in its discretion and at different prices. If and when we elect to sell shares of common stock to Tumim pursuant to the CEFF Purchase Agreement and after Tumim has acquired such shares, Tumim may also resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Tumim at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Tumim as a result of future sales made by us to Tumim at prices lower than the prices such investors paid for their shares.

Our management team will have broad discretion over the use of the net proceeds from our sale of shares of common stock under our committed equity financing facility, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

Our management team will have broad discretion as to the use of the net proceeds from our sale of shares of common stock under our committed equity financing facility, if any, and we could use such proceeds for purposes other than those contemplated at the time of the commencement of such facility. Accordingly, you will be relying on the judgment of our management team with regard to the use of those net proceeds, and you will not have the opportunity, as part of your investment decision, to assess whether the proceeds are being used appropriately. It is possible that, pending their use, we may invest those net proceeds in a way that does not yield a favorable, or any, return for us. The failure of our management team to use such funds effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

Risks Related to Our Common Stock and Securities Convertible into Our Common Stock

There was no public market for our common stock prior to the Company’s initial public offering, and an active market in which investors can resell their shares of our common stock may not develop.

Prior to the Company’s initial public offering, which closed on November 16, 2023, there was no public market for our common stock. Since November 14, 2023, our common stock has been listed on the NYSE American under the symbol “SGN”. However, a liquid public market for our common stock may not develop. The initial public offering price for our common stock was determined by negotiation between us and the underwriters based upon several factors, including prevailing market conditions, our historical performance, estimates of our business potential and earnings prospects, and the market valuations of similar companies. The price at which the common stock is traded after the initial public offering has declined below the initial public offering price, and stockholders may experience a decrease in the value of the common stock regardless of our operating performance or prospects.

The market price of our common stock has fluctuated significantly and may continue to do so.

The market price for our common stock has been volatile and is likely to continue to be, in part because our shares were not traded publicly prior to our initial public offering, which closed on November 16, 2023. In addition, the market price of our common stock may fluctuate significantly in response to several factors, most of which we cannot control, including:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our intentions and ability to maintain the listing of our common stock on the NYSE American.

Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above their purchase price. As a result, investors in our common stock may suffer a loss on their investment.

Certain recent initial public offerings of companies with relatively small public floats comparable to our public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our common stock has likewise experienced rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our common stock.

In addition to the risks addressed above under “—The market price of our common stock has fluctuated significantly and may continue to do so,” our common stock may be subject to rapid and substantial price volatility due to our small market float. Recently, companies with comparably small public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Since our recent initial public offering in November 2023, our stock price has rapidly declined and has not recovered most of its value as of the date of this report. Although the specific cause of such volatility is unclear, our small public float may amplify the impact the actions taken by a few stockholders have on the price of our stock, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. Our common stock may experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. In addition, investors in shares of our common stock may experience losses, which may be material, if the price of our common stock declines after the Company’s initial public offering or if such investors purchase shares of our common stock prior to any price decline. For example, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock also may not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to sell additional shares of common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the common stock they hold or may not be able to sell their common stock at all.

Short sellers of our stock may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. As it is therefore in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes and/or have been susceptible to relatively high volatility levels can be particularly vulnerable to such short seller attacks.

The publication of any such commentary regarding us by a short seller may bring about a temporary, or possibly long term, decline in the market price of our common stock. No assurances can be made that we will not become a target of such commentary and declines in the market price of our common stock will not occur in the future, in connection with such commentary by short sellers or otherwise.

We may not be able to maintain a listing of our common stock on the NYSE American stock exchange.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on the NYSE American. If we violate the NYSE American’s listing requirements or fail to meet its listing standards, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such listing. A delisting of our common stock from the NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

Substantial future sales or issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the perception in the public markets that these sales or issuances may occur, may depress our stock price. Also, future issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. The expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock could also cause the market price of our common stock to decline.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock, or the expiration of lock-up agreements that restrict the issuance of new common stock or the trading of outstanding common stock, could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our common stock. In connection with our initial public offering in November 2023, we, our executive officers, directors and stockholders holding 5% or more of our shares (as well as holders of convertible or exercisable securities which convert into or are exercisable into common stock) entered into lock-up agreements that prevent us and the other locked-up parties, subject to certain exceptions, from offering or selling shares of capital stock for up to 12 months, from the date on which the trading of our common stock commenced, or November 14, 2023, as to our directors, officers and security holders, and from the closing date of our initial public offering, or November 16, 2023, as to us. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our common stock.

As of March 26, 2024, we have also made the following grants under the Plan to officers, directors, employees, and consultants that remain outstanding: 1,400,185 shares of restricted common stock; options to purchase up to 141,938 shares of common stock at an exercise price per share of $3.10; options to purchase up to 90,000 shares of common stock at an exercise price per share of $2.50; options to purchase up to 175,000 shares of common stock at an exercise price per share of $2.25; and an option to purchase up to 10,000 shares of common stock at an exercise price per share of $5.00. We have filed registration statements on Form S-8 to register the offerings of these shares as well as other shares under stock options or other equity compensation that may be granted to our officers, directors, employees, and consultants or reserved for future issuance under the Plan. Subject to the satisfaction of vesting conditions and the expiration of lock-up agreements, all of these shares registered under the registration statements on Form S-8 will be available for resale immediately in the public market without restriction other than those restrictions imposed on sales by affiliates pursuant to Rule 144.

Additionally, certain of our employees, executive officers, and directors may enter into Rule 10b5-1 trading plans providing for sales of shares of our common stock from time to time. Under a Rule 10b5-1 trading plan, a broker executes trades pursuant to parameters established by the employee, director, or officer when entering into the plan, without further direction from the employee, officer, or director. A Rule 10b5-1 trading plan may be amended or terminated in some circumstances. Our employees, executive officers, and directors also may buy or sell additional shares outside of a Rule 10b5-1 trading plan when they are not in possession of material, non-public information, subject to the expiration of the lock-up restrictions and Rule 144 requirements referred to above.

Resales of our common stock as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales could also cause the trading price of our common stock to decline and make it more difficult for you to sell shares of our common stock. The market price of shares of our common stock may drop significantly when the lock-up agreements and other restrictions on resale by our existing stockholders and beneficial owners lapse. The dilutive effect of these grants on the value of your shares may therefore be substantial.

We expect that significant additional capital will be needed in the future to continue our planned operations, including expanding research and development, hiring new personnel, marketing our products, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities, or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

In the event that the market price of shares of our common stock drops significantly when the restrictions on resale by our existing stockholders lapse, existing stockholders’ dilution might be reduced to the extent that the decline in the price of shares of our common stock impedes our ability to raise capital through the issuance of additional shares of our common stock or other equity securities. However, in the event that our capital-raising ability is weakened as a result of a lower stock price, we may be unable to continue to fund our operations, which may further harm the value of our stock price.

We do not expect to declare or pay dividends on our common stock in the foreseeable future.

We do not expect to declare or pay dividends on our common stock in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. In addition, bank line of credit covenants prohibit us from paying cash dividends except in limited circumstances. Therefore, holders of our common stock will not receive any return on their investment unless they sell their securities, and holders may be unable to sell their securities on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

Any trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return holders of our common stock may be able to achieve from an investment in our common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we authorize and issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on the NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies and our stockholders could receive less information than they might expect to receive from more mature public companies.

We are required to publicly report on an ongoing basis as an “emerging growth company” (as defined in the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We expect to take advantage of these reporting exemptions until we are no longer an emerging growth company. We will remain an emerging growth company for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an emerging growth company as of the following December 31.

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

We are a smaller reporting company and will be exempt from certain disclosure requirements, which could make our common stock less attractive to potential investors.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

If a company determines that it does not qualify for smaller reporting company status because it exceeded one or more of the above thresholds, it will remain unqualified unless when making its annual determination it meets certain alternative threshold requirements which will be lower than the above thresholds if its prior public float or prior annual revenues exceed certain thresholds.

As a smaller reporting company, we are not required to include a Compensation Discussion and Analysis section in our proxy statements; we may provide only two years of financial statements; and we need not provide the table of selected financial data. We will also be exempt from certain greenhouse gas emissions disclosure and related third-party assurance requirements. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

As a “smaller reporting company,” we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under NYSE American rules, a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, is not subject to certain corporate governance requirements otherwise applicable to companies listed on the NYSE American. For example, a smaller reporting company is exempt from the requirement of having a compensation committee composed solely of directors meeting certain enhanced independence standards, as long as the compensation committee has at least two members who do meet such standards. Although we have not yet determined to avail ourselves of this or other exemptions from the NYSE American requirements that are or may be afforded to smaller reporting companies, while we will seek to maintain our shares on the NYSE American in the future we may elect to rely on any or all of them. By electing to utilize any such exemptions, our company may be subject to greater risks of poor corporate governance, poorer management decision-making processes, and reduced results of operations from problems in our corporate organization. Consequently, our stock price may suffer, and there is no assurance that we will be able to continue to meet all continuing listing requirements of the NYSE American from which we will not be exempt, including minimum stock price requirements.

As a non-accelerated filer, we will not be required to comply with the auditor attestation requirements of the Sarbanes-Oxley Act.

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; and the company is not eligible to use the requirements for a “smaller reporting company” under the revenue test in paragraph (2) or (3)(iii)(B), as applicable, of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

A non-accelerated filer is not required to file an auditor attestation report on internal control over financial reporting that is otherwise required under Section 404(b) of the Sarbanes-Oxley Act.

Therefore, our internal control over financial reporting will not receive the level of review provided by the process relating to the auditor attestation included in annual reports of issuers that are subject to the auditor attestation requirements. In addition, we cannot predict if investors will find our common stock less attractive because we are not required to comply with the auditor attestation requirements. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the trading price for our common stock may be negatively affected.

Our internal control over financial reporting currently may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report on Form 10-K following the completion of our initial public offering in November 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation through the implementation of new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to certify as to the adequacy of our internal control over financial reporting.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby be required to restate our financial statements or otherwise be subject to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. If we fail to meet our public reporting obligations, investors could lose confidence in us and the reliability of our financial statements, which could have a negative effect on the trading price of our common stock. Confidence in the reliability of our financial statements also could suffer if we report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we must incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a non-accelerated filer. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors if so required under Section 404 of the Sarbanes-Oxley Act and the SEC’s implementing rules. This, in turn, could have an adverse impact on the value of our securities, and could adversely affect our ability to access the capital markets.

Our principal stockholders, executive officers and directors beneficially own a significant percentage of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval.

As of March 26, 2024, our executive officers and directors collectively beneficially own shares representing approximately 6.1% of our outstanding common stock. Dennis Gile, our largest stockholder and a former officer and director, beneficially owns and has voting power over approximately 14.2% of our outstanding common stock. John Dorsey, the second-largest beneficial owner of our common stock and a former officer and director, beneficially owns and has voting power over approximately 8.9% of our outstanding common stock. Beneficial ownership includes shares over which an individual or entity has investment or voting power and includes shares that could be issued upon the exercise of options and warrants within 60 days after the date of determination. On matters submitted to our stockholders for approval, holders of our common stock are entitled to one vote per share. Each of Mr. Gile and Mr. Dorsey, individually, and our executive officers and directors collectively if they choose to act together, would have significant influence over all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these individuals would have significant influence on the election of directors and approval of any merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

Anti-takeover provisions and other provisions contained in our Second Amended and Restated Bylaws and Second Amended and Restated Certificate of Incorporation, as well as provisions of Delaware law, could impair a takeover attempt and diminish the rights of holders of our common stock.

We are subject to Section 203 of the Delaware General Corporation Law, or DGCL, which prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years after the date that such stockholder became an interested stockholder, with the following exceptions:

●	before such date, the board of directors of the corporation approved either the business combination or the transaction that resulted in the stockholder becoming an interested stockholder;

●	upon completion of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction began, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) those shares owned (i) by persons who are directors and also officers and (ii) employee stock plans in which employee participants do not have the right to determine confidentially whether shares held subject to the plan will be tendered in a tender or exchange offer; or

●	on or after such date, the business combination is approved by the board of directors and authorized at an annual or special meeting of the stockholders, and not by written consent, by the affirmative vote of at least 66 2∕3% of the outstanding voting stock that is not owned by the interested stockholder.

In general, Section 203 defines a “business combination” to include the following:

●	any merger or consolidation involving the corporation and the interested stockholder;

●	any sale, transfer, pledge or other disposition of 10% or more of the assets of the corporation involving the interested stockholder;

●	subject to certain exceptions, any transaction that results in the issuance or transfer by the corporation of any stock of the corporation to the interested stockholder;

●	any transaction involving the corporation that has the effect of increasing the proportionate share of the stock or any class or series of the corporation beneficially owned by the interested stockholder; and

●	the receipt by the interested stockholder of the benefit of any loans, advances, guarantees, pledges or other financial benefits by or through the corporation.

In general, Section 203 defines an “interested stockholder” as an entity or person who, together with the person’s affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporation.

The statute could prohibit or delay mergers or other takeover or change in control attempts and, accordingly, may discourage attempts to acquire us even though such a transaction may offer our stockholders the opportunity to sell their stock at a price above the prevailing market price.

A Delaware corporation may “opt out” of these provisions with an express provision in its certificate of incorporation. We have not opted out of these provisions, which may, as a result, discourage or prevent mergers or other takeover or change of control attempts of us.

In addition, our Second Amended and Restated Bylaws contain certain provisions that may have anti-takeover effects, making it more difficult for or preventing a third party from acquiring control of our company or changing our board of directors and management. Our Second Amended and Restated Certificate of Incorporation provides that a majority of the board of directors has the sole authority to establish the number of directors and fill any vacancies and newly created directorships, subject to the rights of holders of preferred stock to elect directors. These provisions may prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees. In addition, our Second Amended and Restated Bylaws provide that in addition to any other vote required by law, no member of our board of directors may be removed from office by our stockholders without the approval of not less than the majority of the total voting power of all of our outstanding shares of capital stock then entitled to vote in the election of directors. Our Second Amended and Restated Bylaws also do not provide our stockholders with the power to call a special meeting of stockholders and contain certain advance notice provisions for the submission and presentation of stockholder meeting proposals or director nominations at a stockholder meeting, which may limit the ability of stockholders to influence the composition and business decisions of our management.

Our Second Amended and Restated Bylaws also provide that the Company may agree with any stockholders to restrict the sale or other disposal of the stock of the Company owned by such stockholders.

In addition, our Second Amended and Restated Certificate of Incorporation authorizes our board of directors to issue up to 15,000,000 shares of “blank-check preferred stock” in one or more series as solely determined by the board of directors, and to have the voting powers, preferences and relative participation, optional and special rights and qualifications, limitations and restrictions thereof as solely determined by the board without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of existing shares, and therefore could reduce the value of such shares. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the value of our securities.

Furthermore, the holders of our common stock do not have cumulative voting rights in the election of our directors. The combination of the present ownership by a few stockholders of a significant portion of our issued and outstanding common stock and lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of our company by replacing its board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we plan to engage external experts, including consultants and auditors, in evaluating and testing our risk management systems. These services will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties is expected to include annual audits, ongoing threat assessments, and regular consultations on security enhancements.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

The Company’s management is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

The Company’s management is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Management implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, management will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2. PROPERTIES.

Our corporate offices are located in Scottsdale, Arizona. We leased our former corporate offices consisting of approximately 7,800 square feet in October 2021 for a term of five years beginning January 1, 2022 and ending December 31, 2026 for a monthly rent of $20,800 plus tax, with an increase of 3% at the beginning of every calendar year following the first year of the term of the lease agreement through January 2026. As of December 31, 2021, a security deposit was paid in the amount of $23,411. On August 31, 2022, we entered into a Lease Termination Agreement to terminate this lease.

On September 1, 2022, our corporate offices temporarily moved to offices owned by Daniel D. Nelson, our Chief Executive Officer, Chairman and director. We did not have a lease agreement for this facility.

We currently lease our corporate offices consisting of approximately 3,154 square feet under a lease agreement dated November 1, 2022, as amended by an addendum dated November 2, 2022 (the “Office Lease”), and as further amended under a first amendment to lease dated April 1, 2023 (the “Amendment to Office Lease”). As amended, the Office Lease’s initial term from November 1, 2022 to April 30, 2023 was extended for a 39-month term beginning on May 4, 2023 and ending on August 3, 2026. Under the Office Lease, as amended, rent for the first month was $6,741.90 and was $7,491.00 for each subsequent month through April 2023, plus applicable rental taxes, sales taxes, and operating expenses. Monthly rent will be $7,359 from May 4, 2023 to May 3, 2024, abated for the first three months of this period; $7,580 from May 4, 2024 to May 3, 2025; $7,808 from May 4, 2025 to May 3, 2026; and $8,042 from May 4, 2026 to August 3, 2026, plus applicable rental taxes. Parking fees were $290.50 for the first month and will be $325.00 for each subsequent month. We also paid an initial security deposit of $8,000.00 in November 2022 and a second security deposit of $16,000 in May 2023. The initial security deposit will be refunded and credited toward monthly rent for the months beginning May 4, 2024 and May 4, 2025 if we have performed all obligations under the Office Lease, as amended, including making all rent payments when due. We may exercise a one-time option to extend the Office Lease, as amended, for an additional three-year term upon 9-12 months’ notice for the fair market rent at the time of the extension, as determined in accordance with the Office Lease, as amended, and which will not be less than 103% of the final rent amount under the current term. Under the Office Lease, as amended, we must pay for any tenant improvements above the allowance provided for such improvements of $37,848 or that are not in compliance with the terms of the Office Lease, as amended.

The Company previously also leased office space containing 4,025 square feet at another location in Scottsdale, Arizona under a lease which began on February 1, 2021 and ended on May 31, 2023. Monthly rent was $12,075 and included annual escalations. The lease also provided for additional rent based on our proportionate share of certain increases in building operating expenses and taxes. A $25,491.67 security deposit was required. The lease provided for the abatement of rent during the first four months. In December 2021, the Company entered into an agreement to sublease its office space. The sublease ended on May 31, 2023 and included fixed rent of $9,894.

The Office Lease and the Amendment to Office Lease are filed as Exhibit 10.12 and Exhibit 10.22 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the Office Lease and the Amendment to Office Lease is qualified in its entirety by reference to such exhibits.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results.

Claim of Robert Smith

On December 5, 2023, the Company entered into a consulting agreement with Robert Smith. Pursuant to the consulting agreement, the Company agreed to award Mr. Smith 500,000 shares of restricted common stock of the Company, subject to, among other things, the approval by the Company’s stockholders of an amendment to the Signing Day Sports, Inc. 2022 Equity Incentive Plan (as amended, the “Plan”) to increase the number of shares of the Company’s common stock. Thereafter, a dispute arose between the Company and Mr. Smith because he asserted that the Company, through some of its principals, had represented that he would be provided with 900,000 shares of stock, not 500,000. The Company has generally denied the assertions of Mr. Smith. On February 28, 2024, the Company and Robert Smith entered into a Settlement Agreement, Release of Claims, and Covenant Not To Sue with Mr. Smith to resolve that dispute (the “Smith Settlement Agreement”). Pursuant to the Smith Settlement Agreement, the Company agreed to amend the consulting agreement to award Mr. Smith 615,000 shares of Company common stock pursuant to the Plan. The Smith Settlement Agreement also contains mutual releases of claims related to the dispute or the Smith Settlement Agreement.

Midwestern Settlement and Release Agreement

Under a Settlement Agreement and Release, dated as of December 12, 2023 (the “Midwestern Release Date”), between the Company and Midwestern (the “Midwestern Release Agreement”), the Company and Midwestern agreed to a mutual release of all claims that could have been asserted as of the Midwestern Release Date. The Company further agreed to pay Midwestern $600,000 by making a payment of $300,000 within three business days of the Midwestern Release Date and a payment of $300,000 on or before April 12, 2024 (the “Midwestern Release Amount”). In addition, the Company agreed to execute a confession of judgment and affidavit of confession of judgment in favor of Midwestern as to the obligations to pay the Midwestern Release Amount plus interest accruing on the Midwestern Release Amount at the rate of 9% per annum from April 12, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary.

The Company and Midwestern entered into the Midwestern Release Agreement to resolve a dispute between them involving allegations, on the one hand, by Midwestern that it performed work on behalf of the Company for which Midwestern had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 and, on the other hand, by the Company that Midwestern did not perform as required by the work for hire agreement.

Claim of John Dorsey

On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on a $50,000 loan that Mr. Dorsey allegedly made to the Company on or about July 21, 2022 while Mr. Dorsey was the Chief Executive Officer of the Company that was due and payable two weeks thereafter (the “Alleged Loan”). The Company has generally denied entering into a binding agreement with Mr. Dorsey on those terms and that payment is due and owing (the “Loan Dispute”).  Under the Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of January 12, 2023, between the Company and Mr. Dorsey (the “January 2023 Dorsey Settlement Agreement”), Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023. Mr. Dorsey orally waived enforcement of the repayment obligation until the tenth day following the consummation of the Company’s initial public offering. The net balance of this promissory note was $40,000 as of September 30, 2023. On November 16, 2023, in connection with the closing of the Company’s initial public offering, the balance of $40,000 became due and payable within ten days. The balance was fully repaid as of November 22, 2023.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was listed and began trading on the NYSE American on November 14, 2023, under the symbol “SGN”. Prior to the listing, there was no public market for our common stock.

Number of Holders of Our Common Stock

As of March 26, 2024, there were approximately 84 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Use of Proceeds from Registered Securities

On November 13, 2023, we entered into an Underwriting Agreement (the “Underwriting Agreement”), with Boustead Securities, LLC (“Boustead”), a registered broker-dealer, as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 1,200,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 1% non-accountable expense allowance), and one or more warrants (collectively, the “Representative’s Warrant”) to purchase 7% of the aggregate number of the IPO Shares, at an exercise price equal to $6.75, equal to 135% of the public offering price, subject to adjustment. The Underwriting Agreement also provided for our payment of reasonable out-of-pocket expenses incurred by the representative of the underwriters in connection with the initial public offering of up to $255,000.

On November 14, 2023, the IPO Shares were listed and commenced trading on the NYSE American.

The closing of the initial public offering took place on November 16, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.7 million. The Company also issued Boustead the Representative’s Warrant exercisable for the purchase of 84,000 shares of common stock at an exercise price of $6.75 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-271951), as amended, initially filed with the SEC on May 15, 2023, and declared effective by the SEC on November 13, 2023 (the “IPO Registration Statement”); pursuant to a Registration Statement on Form S-1 (File No. 333-275532), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act, which was effective immediately upon filing on November 13, 2023 (the “462(b) Registration Statement”); and by means of the final prospectus relating to these shares, dated November 13, 2023, filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(4) of the Securities Act (the “Final IPO Prospectus”). The IPO Registration Statement registered for sale shares of common stock with a maximum aggregate offering price of $10,350,000; the Representative’s Warrant; and shares of common stock underlying the Representative’s Warrant with a maximum aggregate offering price of $724,500. The 462(b) Registration Statement registered for sale an additional amount of shares of common stock underlying the Representative’s Warrant having a proposed maximum aggregate offering price of $253,575.

The IPO Registration Statement included the registration for sale of an additional 180,000 shares of common stock at the public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the IPO Registration Statement and the 462(b) Registration Statement included 12,600 shares of common stock that the underwriters had the option to purchase upon exercise of the Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option. The underwriters’ over-allotment option expired unexercised.

In addition, a maximum of 2,346,548 shares were registered for resale by the selling stockholders named in the IPO Registration Statement, based on the assumed initial public offering price of $4.00 per share, which was the low point of the price range set forth on the cover page of the IPO Registration Statement, of which a total of 2,214,548 shares of common stock, based on the final public offering price of $5.00 per share, were included for resale by means of the final prospectus relating to these shares, dated November 13, 2023, filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(3) of the Securities Act (the “Final Resale Prospectus”). As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the listing of the common stock on the NYSE American. Thereafter, any such sales may have occurred at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of common stock by the selling stockholders named in the IPO Registration Statement.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 automatically converted into a total of 2,774,200 shares of common stock at a conversion price of $2.50 per share in accordance with a settlement notice undertaking to effect conversions of principal as if 110% of the principal being converted was being converted, and the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into a total of 586,000 shares of common stock at a conversion price of $2.50 per share, in each case at 50% of the public offering price of $5.00 per share, in accordance with the terms of the notes. All interest accrued on such principal was waived upon conversion in accordance with the terms of the notes. In addition, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised, and the proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000, in accordance with their terms. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Settlement Notice to 6% Convertible Unsecured Promissory Note Holders” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” below for additional discussion.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for product and technology development, expansion of its sales team and marketing efforts, and general working capital and other corporate purposes, including repayment of indebtedness used for working capital.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on November 16, 2023 until December 31, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	Approximately $0.83 million was used for the repayment of indebtedness;

●	Approximately $1.87 million was used for working capital; and

●	Approximately $2.11 million was used for temporary investments.

As of December 31, 2023, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There have not been, and we do not expect, any material changes in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus.

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

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations to Boustead Securities, LLC” for additional discussion of certain provisions in the Underwriting Agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. In addition, bank line of credit covenants prohibit us from paying cash dividends except in limited circumstances. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A. “Risk Factors – Risks Related to Our Common Stock and Securities Convertible into Our Common Stock – We do not expect to declare or pay dividends on our common stock in the foreseeable future.”

Recent Sales of Unregistered Securities

During 2023, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K, except as disclosed below.

6% Convertible Unsecured Promissory Notes Private Placement

From October 2021 to December 2021, we conducted a private placement of 6% convertible unsecured promissory notes due three years from the date of execution and entered into related subscription agreements and investor rights and lockup agreements with a number of accredited investors. Pursuant to the agreements, we issued 27 convertible notes for aggregate loans of $6,305,000. In accordance with a settlement notice issued on November 13, 2023 by the Company to the holders of the 6% convertible unsecured promissory notes to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount, the holders of the 6% convertible unsecured promissory notes, the Company issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions as if 110% of the principal being converted was being converted. The convertible notes incurred interest at 6% annually.

In connection with the closing of the initial public offering of the Company’s common stock and listing of the common stock for trading on the NYSE American, and in accordance with the settlement notice referred to above, on November 16, 2023, the outstanding principal under the convertible notes automatically converted into 2,774,200 shares of common stock at a conversion price equal to 50% of the price of the common stock in the initial public offering, $5.00 per share, pursuant to the adjustment provisions under the convertible notes. Upon automatic conversion, any interest accrued under the convertible notes was waived in accordance with their terms.

328,000 of the 2,774,200 shares of common stock issued upon conversion of the 6% convertible unsecured promissory notes were registered for resale upon issuance pursuant to the IPO Registration Statement.

8% Convertible Unsecured Promissory Notes and Warrants Private Placement

As previously reported in the Quarterly Report on Form 10-Q/A filed by the Company on December 29, 2023, from August 2022 to January 2023, we conducted a private placement of the Company’s 8% convertible unsecured promissory notes and respective warrants under subscription agreements with a number of accredited investors. Pursuant to the agreements, we issued 15 convertible notes and respective warrants for aggregate loans of $1,465,000. The convertible notes incurred interest at 8% annually, and were initially due to mature on August 8, 2023 unless converted in accordance with their terms. On August 7, 2023, an agreement was signed with the holders of the majority of the outstanding balance under these convertible notes. The agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price, approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance. As a result, the 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase.

In connection with the closing of the initial public offering of the Company’s common stock and listing of the common stock for trading on the NYSE American, on November 16, 2023, the outstanding principal under the convertible notes automatically converted into 586,000 shares of common stock at a conversion price of $2.50 per share, equal to 50% of the price of the common stock in the initial public offering of $5.00 per share, pursuant to the adjustment provisions under the convertible notes. Upon automatic conversion, any interest accrued under the convertible notes was waived in accordance with their terms.

200,000 of the 586,000 shares of common stock issued upon conversion of the 8% convertible unsecured promissory notes were registered for resale upon issuance pursuant to the IPO Registration Statement.

8% Unsecured Promissory Notes and Warrants Private Placements

In March 2023 and April 2023 we conducted one private placement, and in May 2023 we completed a subsequent private placement, in which we issued 8% unsecured promissory notes and respective warrants to a number of accredited investors under subscription agreements. Pursuant to the agreements, we issued promissory notes for aggregate loans of $2,350,000, which incurred interest at the annual rate of 8%, and respective warrants to purchase an aggregate of 940,000 shares of common stock exercisable at $2.50 per share.

In connection with the closing of the initial public offering of the Company’s common stock and listing of the common stock for trading on the NYSE American, on November 16, 2023, the warrants issued with the promissory notes were automatically exercised to purchase a total of 940,000 shares of common stock for $2.50 per share of common stock, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrants. All 940,000 of the shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the IPO Registration Statement. Any remaining balance outstanding under the promissory notes was required to be repaid in cash within three business days of the closing of the initial public offering.

15% OID Promissory Notes

On August 2, 2023, August 18, 2023, September 11, 2023, and September 22, 2023, the Company issued 15% original issue discount (“15% OID”) promissory notes for total principal of $352,942 to certain accredited investors in a private placement for gross proceeds of $300,000. The principal under the 15% OID promissory notes accrue 5% interest annually, and principal and interest under the notes were required to be repaid by December 31, 2023. The notes could be prepaid without a premium or penalty.

On November 20, 2023, the Company repaid the aggregate balance of $117,648 under two 15% OID promissory notes, and on November 29, 2023, the Company repaid the balance of $117,647 under one 15% OID promissory note. On December 29, 2023, the Company repaid the balance of $117,647 under the last outstanding 15% OID promissory note.

Placement Agent’s Warrants for Private Placements

Boustead acted as placement agent in our private placements of the convertible promissory notes, promissory notes, 15% OID promissory notes and warrants described above. Pursuant to the Company’s engagement letter agreement with Boustead, as amended (the “Boustead Engagement Letter”), in addition to a commission equal to 7% of the gross proceeds raised in the private placements, a non-accountable expense allowance equal to 1% of the gross proceeds raised in the private placements, and payment of certain other expenses, we agreed to issue Boustead five-year warrants to purchase a number of shares of common stock in an amount equal to 7% of the common stock underlying the securities sold in the private placements at an exercise price equal to 135% of the public offering price of the shares of common stock in the Company’s initial public offering. Accordingly, a warrant to purchase common stock was issued in October 2023 in connection with our private placement of 6% convertible unsecured promissory notes, exercisable to purchase 7% of the original principal amount of the Company’s 6% convertible unsecured promissory notes divided by the convertible notes’ applicable conversion price, at an exercise price equal to 135% of the public offering price of the shares of common stock in the Company’s initial public offering. A warrant to purchase shares of common stock was also issued to Boustead in October 2023 in connection with our private placements of 8% unsecured promissory notes and respective investor warrants. The warrant may be exercised to purchase an aggregate of 7% of the common stock underlying the warrants that were issued to the initial 8% unsecured promissory note holders at an exercise price equal to 135% of the public offering price of the shares of common stock in the Company’s initial public offering. Each of the placement agent’s warrants will terminate five years after issuance.

Boustead waived its fees and expenses with respect to our private placement of 15% OID promissory notes. Boustead also waived its rights to warrants to purchase shares of common stock in connection with our private placement of 8% convertible unsecured promissory notes and respective investor warrants. In addition, under the Boustead Engagement Letter, Boustead’s placement agent’s warrants have “piggyback” registration rights. However, Boustead waived these registration rights with respect to the IPO Registration Statement and any registration statements relating to our committed equity financing facility.

Restricted Stock and Option Grants

During 2023, we made the following grants of options to purchase common stock and restricted stock to employees, officers, and directors under the Plan, prior to the filing of registration statements on Form S-8 with the SEC which registered the offer and sale, or reoffer and resale, of shares of common stock that are issuable or were issued under the Plan:

On March 14, 2023, David O’Hara, a former Chief Operating Officer and Secretary of the Company, was granted 90,000 shares of restricted stock, subject to certain vesting conditions. On March 1, 2024, Mr. O’Hara resigned from his position as Chief Operating Officer and terminated his employment as Chief Operating Officer and Secretary of the Company. On the same date, the unvested portion of the restricted stock, consisting of 45,000 shares, was automatically forfeited.

On March 14, 2023, options to purchase a total of 53,800 shares of common stock were granted under the Plan to certain employees. The options may be exercised at $3.10 per share. A portion of the options is subject to certain vesting conditions. Subsequently, one of the employees resigned prior to the vesting of a portion of the former employee’s option to purchase 13,800 shares of common stock after vesting; the unvested portion of the option, as to 10,350 shares of common stock, terminated immediately and the vested portion of the option, as to 3,450 shares of common stock, terminated as of July 20, 2023.

On April 5, 2023, Richard Symington, a former officer and director of the Company, was granted an option to purchase 100,000 shares of common stock. The option may be exercised at $2.50 per share. The option is subject to certain vesting conditions. Mr. Symington previously resigned from each of his positions as an officer and director of the Company on May 26, 2023. Under a consulting agreement with Mr. Symington in which Mr. Symington agreed to provide certain services to the Company starting 14 days following the Company’s initial public offering, the Company agreed not to terminate the option pending the beginning of such services, subject to termination of the consulting agreement at any time. On November 22, 2023, the Company appointed Mr. Symington President and Chief Technology Officer and terminated the consulting agreement prior to services provided for. Mr. Symington was elected as a director of the Company as of December 19, 2023. On February 22, 2024, Mr. Symington resigned from all positions and terminated his employment with the Company. Due to the option’s vesting conditions, the option will not be exercisable prior to expiration.

On April 11, 2023, Martin Lanphere, a former director of the Company, was granted an option to purchase 3,000 shares of common stock for $2.50 per share. Effective December 19, 2023, Mr. Lanphere resigned from his position as a director of the Company. Under the terms of his option agreement, Mr. Lanphere’s stock option terminated unexercised as of March 19, 2024.

On April 19, 2023, Trent Whitehead, the Vice President of Human Resources and Secretary of the Company, was granted an option to purchase 10,000 shares of common stock. The option may be exercised at $2.50 per share. The option is subject to certain vesting conditions.

On April 19, 2023, stock options to purchase a total of 41,000 shares of common stock were granted under the Plan to certain other employees. The options may be exercised at $2.50 per share. The options are subject to certain vesting conditions.

On May 3, 2023, stock options to purchase a total of 35,000 shares of common stock that were granted under the Plan to certain employees on April 19, 2023 were amended and restated to grant a total of 100,000 shares of common stock. The options were granted with an exercise price of $2.50 per share. The options are subject to certain vesting conditions. Subsequently, one of the employees that received the amended and restated stock options terminated their employment and their stock option for 50,000 shares of common stock terminated unexercised.

On May 9, 2023, Greg Economou, a director of the Company, was granted an option to purchase 24,000 shares of common stock. The option may be exercised at $2.50 per share. The option is subject to certain vesting conditions.

The foregoing grants of options to purchase common stock and restricted stock were made in reliance upon the exemption provided by Section 4(a)(2) of the Securities Act for the offer and sale of securities not involving a public offering and/or Rule 701 under the Securities Act for the offer and sale of securities pursuant to a written compensatory plan or written contract relating to compensation.

Service Provider Agreements

Under agreements entered into with certain service providers effective as of November 28, 2022, in exchange for services, we agreed to issue the number of shares of common stock equal to the number of shares derived by dividing the total of $53,500 by the public offering price of the securities in the initial public offering to the service providers upon the completion of the Company’s initial public offering, if completed by November 15, 2023; otherwise we agreed to issue the number of shares of common stock derived by divided $53,500 by the Fair Market Value (as defined in the agreements) of the common stock. Pursuant to the agreements, each service provider was also required to enter into related restricted stock award agreements and an accredited investor questionnaire prior to the issuances of shares of common stock.

On November 16, 2023, in connection with the closing of the Company’s initial public offering, the Company issued a total of 10,700 shares of common stock to two service providers under the agreements with such service providers. As the final price of the initial public offering was determined to be $5.00 per share on November 13, 2023, the Company determined that the initial public offering had been completed as of November 15, 2023 for purposes of such service provider agreements. The shares of common stock were issued in exchange for services and no cash payments.

Each of the service providers entered into a restricted stock award agreement with the Company which provided that the service provider will not directly or indirectly sell, make any short sale of, loan, hypothecate, pledge, offer, grant or sell any option or other contract for the purchase of, purchase any option or other contract for the sale of, or otherwise dispose of or transfer, or agree to engage in any of the foregoing transactions with respect to, any of the granted shares without the prior written consent of the Company or its managing underwriter, for up to 12 months following the initial public offering plus such additional period as may reasonably be requested by the Company or such underwriter to accommodate regulatory restrictions.

General

Unless otherwise stated above, the sales of securities described above were made or will be made in reliance upon exemptions provided by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder for the offer and sale of securities not involving a public offering.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled Item 1A. “Risk Factors” and “Introductory Notes – Note Regarding Forward-Looking Statements.”

Who We Are

We are a technology company developing and operating a platform to give significantly more student-athletes the opportunity to go to college and continue playing sports. Our platform, Signing Day Sports, is a digital ecosystem to help student-athletes get discovered and recruited by coaches and recruiters across the country. We fully support football, baseball, softball, and men’s and women’s soccer, and we plan to expand the Signing Day Sports platform to include additional sports. Each sport is led by former professional athletes and coaches who know what it takes to get to the big leagues.

Signing Day Sports launched in 2019, and as of December 2023, many high schools, sports clubs, and aspiring high school athletes have subscribed to the Signing Day Sports platform. Colleges in the NCAA Division I, Division II, and Division III, and the NAIA, have utilized our platform for recruitment purposes. Signing Day Sports initially supported football student-athletes, and now also offers a platform for baseball, softball, and men’s and women’s soccer, resulting in even more recruiter and student-athlete platform participants.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. We are aware of no other platform that offers what our platform does. Our goal is to change the way sports recruitment is done for the betterment of everyone.

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and a significant accumulated deficit. For the fiscal years ended December 31, 2023 and 2022, our net loss was approximately $5.5 million and $6.7 million, respectively, our cash used in operating activities was approximately $4.8 million and $4.9 million, respectively, and we had an accumulated deficit of approximately $17.0 million and $11.5 million, respectively. We expect to incur expenses and operating losses over the next several years. We plan to finance our operations primarily using proceeds from our recent initial public offering in November 2023, use of our committed equity financing facility, and other capital raises until our transition to profitable operations, at which point we plan to finance operations primarily from profits. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. There can also be no assurance that we will succeed in generating sufficient revenues to continue our operations as a going concern. For further discussion, see “—Liquidity and Capital Resources – Going Concern”.

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	present three years, and may instead present only two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this report;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1,235,000,000, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions and accommodations available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including as to: (i) the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) scaled executive compensation disclosures; (iii) presenting three years of audited financial statements; and (iv) compliance with certain greenhouse gas emissions disclosure and related third-party assurance requirements.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2023 and 2022.

	Years Ended December 31,		$	%
	2023	2022	Change	Change
Revenues, net	$307,578	$78,336	$229,242	292.6%
Cost of revenues	40,387	783,064	(742,677)	(94.8)%
Gross profit (loss)	$267,191	$(704,728)	$(513,435)	72.9%

Operating cost and expenses
Advertising and marketing	439,700	1,842,666	(1,402,966)	(76.1)%
General and administrative	4,575,672	3,846,174	729,498	19.0%

Total operating expenses	$5,015,372	$5,688,840	$(673,468)	(11.8)%

Net income (loss) from operations	$(4,748,181)	$(6,393,568)	$1,645,387	(25.7)%

Other Income (expense)
Interest expense	(856,573)	(597,747)	(258,826)	43.3%
Interest income	-	1,100	(1,100)	(100.0)%
Deferred tax income	65,000	100,000	(35,000)	(35.0)%
Other income, net	61,634	216,401	(154,767)	(71.5)%

Total other income (expense)	$(729,939)	$(280,246)	$(514,693)	183.7%

Net loss	$(5,478,120)	$(6,673,814)	$1,423,694	(17.9)%

Revenues, Net

Net revenues for the years ended December 31, 2023 and 2022 were approximately $0.31 million and approximately $0.08 million, respectively. Net revenues increased approximately $0.23 million, or approximately 293%, primarily due to an increase in event revenue of approximately $0.11 million and an increase in subscription revenue of approximately $0.09 million. In addition, in June 2022, refunds totaling $30,942 were issued to certain high school sports program group accounts under our former free use arrangement for these accounts. The former free use arrangement for these accounts was discontinued during the fourth quarter of 2022, and user refunds during the year ended December 31, 2023 totaled less than $1,000.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the years ended December 31, 2023 and 2022. Subscriptions to our platform require payment prior to platform access except that group subscriptions may make payments on a monthly installment basis.

	Users with Subscriptions
Subscription Type	Year Ended December 31, 2023		Year Ended December 31, 2022
Monthly	3,801	(1)	1,193
Annual	45		33
Semi-Annual	-	(2)	27
PRO+	-	(3)	13
Group – High School	-	(4)	256
Group – General	-	(1)	3
Total:	3,846		1,525

(1)	Includes monthly subscriptions previously designated as “Group – General” subscriptions subsequent to fiscal year 2022.
(2)	Semi-annual subscriptions were not offered after 2022.
(3)	PRO+ subscriptions were not offered after 2022.
(4)	High school sports program group accounts were not differently billed from other group accounts after 2022.

The following table presents information about the number of users of our platform under a former free use arrangement and the number of users with subscriptions for each of the years ended December 31, 2023 and 2022.

	Number of Users
User Type	Year Ended December 31, 2023	Year Ended December 31, 2022
Free Use Arrangement(1)	-	46,961	(1)
Subscription	3,846	1,525
Total(1):	3,846	48,486	(1)

(1)	Does not include users that were provided free use as college coaches.

We anticipate that the number of users with subscriptions and revenues will continue to increase in future periods due to four strategic changes to our business during the fourth quarter of 2022. First, our former promotional free use arrangement for certain high school sports programs was discontinued, and since that time we have generally required that all users other than college coaches be covered under a subscription after a temporary trial period. Second, we reextended our app and website design and related marketing approach from the prior model of a recruitment tool for college sports recruiters to restore a major direct-to-consumer component including by increasing in-person recruiting events and consumer digital marketing, reducing our monthly subscription fee from $29.99 to $24.99, and enhancing education resources on our website and other communication channels. Third, during 2023, we signed strategic alliance and sponsorship agreements with significant college sports recruiting industry participants, including GOAT Farm Sports, the owner of the U.S. Army Bowl, and EDP, providing preferential access to student-athletes at many sports combines and events throughout the year for which we have committed to act as an official events sponsor and college sports recruitment platform, for college football and soccer recruitment-related events. Fourth, we determined to extend our app and website to support baseball, softball, and men’s and women’s soccer recruitment as well as football, to support these sports now or in the future, to support the particular priorities of strategic sports recruiting allies and collaborators, and to apply the other aspects of our business model to the end of generating revenues from the significant markets for these major college sports areas, alliances, and collaborations. These changes are anticipated to increase first-time subscriptions by both individual users and groups, increase the rate of subscription renewals by individual monthly subscribers, and slow individual user attrition due to the inherently limited college recruiting cycle for each student-athlete.

However, we caution that the extent and timing of any favorable impacts from the strategic changes to our business described above on our net sales, revenues, income from continuing operations, or other results of operations, are subject to, and may be offset by, unfavorable impacts on our results of operations, due to many other factors and uncertainties that are discussed throughout this report, including under Item 1A. “Risk Factors”, “Introductory Notes – Note Regarding Forward-Looking Statements”, this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the notes to the financial statements accompanying this report, and in the report of our independent registered public accounting firm accompanying this report.

Cost of Revenues

Cost of revenues for the years ended December 31, 2023 and 2022 was approximately $0.04 million and approximately $0.78 million, respectively. Cost of revenue decreased approximately $0.74 million, or 95%, primarily due to a reduction in software development staff.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.44 million and approximately $1.84 million for the years ended December 31, 2023 and 2022, respectively. The decrease of approximately $1.40 million, or 76%, was due to minimal advertising and marketing during the year ended December 31, 2023 principally relating to promotion of the Company and its platform in connection with the U.S. Army Bowl, reliance on enhancements to our app and website’s direct-to-consumer design and resources, preferential access to mass in-person recruiting events, and determination to extend the functionality of our platform to support baseball, softball, and men’s and women’s soccer college recruitment in order to increase users during the year ended December 31, 2023, and the non-repetition of incurred expenses for approximately $0.30 million in costs for special promotional events, an approximately $0.20 million professional business-to-business digital marketing campaign, a $0.10 million payment in September 2022 required under our sponsorship agreement relating to the U.S. Army Bowl, an approximately $0.09 million public relations campaign, and an approximately $0.02 million social media marketing campaign conducted during the year ended December 31, 2022.

General and Administrative

General and administrative expenses were approximately $4.58 million and approximately $3.85 million for the years ended December 31, 2023 and 2022, respectively. The increase of approximately $0.73 million, or 19.0%, was primarily due to an increase in stock-based compensation from $0.15 million during the year ended December 31, 2022 to $0.55 million during the year ended December 31, 2023. This increase was offset by an impairment charge of approximately $0.8 million that was recorded for the year ended December 31, 2022; no impairment charge was recorded for the year ended December 31, 2023. The nonrecurrence of the impairment charge was due to the recoverability of software development ready-for-use in future periods. Amortization of the Company’s platform’s capitalized costs for purposes of football recruitment started on January 1, 2023 due to its ready-for-use status. The capitalized cost for the period ending December 31, 2023 will have straight-line amortization expense to cost of revenue for a period of five years beginning January 1, 2023.

Interest Expense

Interest expense was approximately $0.86 million and approximately $0.60 million for the years ended December 31, 2023 and 2022, respectively. The increase was due to an increase in convertible and nonconvertible notes payable.

Other Income (Expense), Net

Net other income was approximately $0.06 million and approximately $0.22 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily due to a decrease in fair value adjustment of SAFE Agreements (as defined in “—Contractual Obligations – SAFEs” of approximately $0.16 million and a decrease in sublease income of $0.66 million.

Liquidity and Capital Resources

As of December 31, 2023, we had cash and cash equivalents of approximately $1.12 million and investments of approximately $2.11 million. As of December 31, 2023, we have financed our operations primarily through revenue generated from operations and private placements of securities. In November 2023, we raised approximately $4.7 million in net proceeds from our initial public offering. In February 2024, we also gained access to a committed equity financing facility for up to $25,000,000, subject to certain terms and conditions. See “—Recent Developments – Committed Equity Financing Facility” below.

We believe that our current levels of cash, with the proceeds of the initial public offering and access to our committed equity financing facility, will be sufficient to meet our anticipated cash needs for our operations and other cash requirements until December 31, 2024 and for at least 12 months beyond that period, including our costs associated with being a public reporting company. We may, however, in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, limits on or relatively unfavorable requirements for use of our committed equity financing facility, or to fund significant business investments or acquisitions. If our own financial resources are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Our auditor’s opinion included in our audited financial statements for the years ended December 31, 2023 and 2022 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

Our ability to continue as a going concern is conditioned on generating a level of revenue adequate to support our cost structure. We must continue our path to profitability through increased business development, marketing and sales of the Company’s platform subscriptions. Our management has evaluated the significance as well as the time in which we have to complete these tasks and has determined that we can meet these operating obligations for the foreseeable future. We plan to finance our operations primarily using proceeds from our initial public offering, the use of our committed equity financing facility, and other capital raises until our transition to profitable operations, at which point we plan to finance operations primarily from profits. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

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

Signing Day Sports, Inc. 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. A maximum of 2,250,000 shares of common stock are available for issuance under the Plan. Stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 416,938 shares of common stock, not including stock options that subsequently terminated due to employee, officer, or director departures. In addition, a total of 1,400,185 shares of restricted stock have been granted to officers, directors, employees, and consultants. See Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan” for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2023 and December 31, 2022:

Cash Flow

	Years Ended December 31,
	2023	2022

Net cash provided by (used in) operating activities	$(4,848,373)	$(4,928,461)
Net cash provided by (used in) investing activities	(3,178,179)	(855,480)
Net cash provided by (used in) financing activities	8,895,671	1,350,800
Net change in cash and cash equivalents	869,119	(4,433,141)
Cash and cash equivalents, beginning of period	254,409	4,687,550
Cash and cash equivalents, end of period	$1,123,529	$254,409

Net cash used in operating activities was approximately $4.8 million for the year ended December 31, 2023 and approximately $4.9 million for the year ended December 31, 2022. The decrease was primarily due to a decrease of net loss to approximately $5.5 million for the year ended December 31, 2023 from approximately $6.7 million for the year ended December 31, 2022, offset primarily by an adjustment to reconcile net income to net cash used in operating activities from the non-recurrence for the year ended December 31, 2023 of an impairment loss on software development costs of approximately $0.8 million for the year ended December 31, 2022 and a decrease in accounts payable and accrued liabilities of approximately $0.7 million.

Net cash used in investing activities was approximately $3.2 million for the year ended December 31, 2023 and approximately $0.9 million for the year ended December 31, 2022. The increase was primarily due to short-term investment in a certificate of deposit.

Net cash provided by financing activities was approximately $8.9 million for the year ended December 31, 2023 and approximately $1.4 million for the year ended December 31, 2022. The increase was primarily due to an increase in gross proceeds from issuance of common stock pursuant to the initial public offering of $6.0 million offset in part by the purchase of stock from a stockholder for an aggregate payment of $0.8 million.

Recent Developments

Stockholder Approval of Certain Equity Finance and Equity Incentive Plan Proposals

At a special stockholders’ meeting that was held on February 27, 2024 (the “Special Stockholders’ Meeting”), the stockholders of the Company approved the following proposals: (i) Proposal No. 1: To consider and vote upon a proposal to amend the Amended and Restated Certificate of Incorporation of the Company to authorize 15,000,000 shares of preferred stock, which shares shall be “blank-check preferred stock” in one or more series as solely determined by the board of directors of the Company, and to have the voting powers, preferences and relative participation, optional and special rights and qualifications, limitations and restrictions thereof as solely determined by the board (“Proposal No. 1”); (ii) Proposal No. 2: To consider and vote upon a proposal to amend the Signing Day Sports, Inc. 2022 Equity Incentive Plan to increase the number of authorized shares of common stock available for issuance under the Plan from 750,000 shares of common stock to 2,250,000 shares of common stock (“Proposal No. 2”); and (iii) Proposal No. 3: To consider and vote upon a proposal to approve the issuance of up to $25,000,000 in common stock under an “equity line” financing arrangement in order to comply with Section 713 of the NYSE American LLC Company Guide (“Proposal No. 3”).

Pursuant to the stockholders’ approval of Proposal No. 1 and the approval of the board of directors, on February 27, 2024, the Company filed the Second Amended and Restated Certificate of Incorporation, which provides the board with the powers described in Proposal No. 1. Pursuant to the stockholders’ approval of Proposal No. 2 and the approval of the board, on February 27, 2024, the Company adopted Amendment No. 1 to the Signing Day Sports, Inc. 2022 Equity Incentive Plan, which increased the number of shares of common stock available for issuance under the Plan from 750,000 to 2,250,000, and on March 1, 2024, the Company filed a registration statement on Form S-8 to register the additional 1,500,000 shares of common stock for issuance under the Plan. On January 26, 2024, we filed the initial registration statement required to be filed with the SEC pursuant to the CEFF Registration Rights Agreement, and on February 14, 2024, the CEFF Registration Statement (as defined below under “—Committed Equity Financing Facility”) was declared effective by the SEC. On February 15, 2024, all other initial conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement were satisfied. Pursuant to the approval by the stockholders of Proposal No. 3, the Company obtained the CEFF Stockholder Approval, and therefore may issue up to $25,000,000 in common stock under the CEFF Purchase Agreement without being required to comply with the CEFF Exchange Cap, subject to the terms and conditions of the CEFF Purchase Agreement and the CEFF Registration Rights Agreement.

The actions described above were taken to improve the Company’s ability to meet its capital finance and equity compensation requirements. The Company’s board of directors and its Compensation Committee will determine how and to what extent the Company will use each of the above means to meet such requirements.

Committed Equity Financing Facility

On January 5, 2024, the Company entered into the CEFF Purchase Agreement with Tumim, providing for a committed equity financing facility, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEFF Purchase Agreement, Tumim has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $25,000,000 of the Company’s common stock, subject to certain limitations set forth in the CEFF Purchase Agreement, from time to time during the term of the CEFF Purchase Agreement. Concurrently with the execution of the CEFF Purchase Agreement, the Company and Tumim also entered into the CEFF Registration Rights Agreement, pursuant to which the Company agreed to file with the SEC one or more registration statements to register under the Securities Act the offer and resale by Tumim of all of the shares of common stock that may be issued and sold by the Company to Tumim from time to time under the CEFF Purchase Agreement (collectively, the “CEFF Registration Statement”).

Sales of common stock by the Company to Tumim under the CEFF Purchase Agreement, if any, may occur, from time to time at the Company’s sole discretion, over a period commencing upon the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement (the “Commencement”), including that the initial CEFF Registration Statement is declared effective by the SEC, and ending on the first day of the month next following the 24-month anniversary of the CEFF Closing Date, unless the CEFF Purchase Agreement is terminated earlier under its terms.

On January 26, 2024, we filed the initial CEFF Registration Statement, and on February 14, 2024, the initial CEFF Registration Statement was declared effective. On February 15, 2024, all other initial conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement were satisfied. Accordingly, the Commencement Date occurred on February 15, 2024.

From and after the Commencement Date, the Company will have the right, but not the obligation, from time to time at the Company’s sole discretion, to direct Tumim to purchase amounts of common stock that are specified by the Company to Tumim in writing, subject to certain maximum amounts calculated pursuant to the CEFF Purchase Agreement (each such purchase, a “VWAP Purchase”). The purchase price per share to be paid by Tumim for shares of common stock that the Company may elect to sell to Tumim will be equal to 95% of the lowest daily volume-weighted average price (the “VWAP”) of the common stock during the three consecutive trading days immediately following the date that the purchase notice with respect to the particular VWAP Purchase (each, a “VWAP Purchase Notice”) is timely delivered from the Company to Tumim, provided that (i) the Company may not deliver more than one VWAP Purchase Notice to Tumim on any single trading day, (ii) at least three trading days have elapsed since the trading day on which the most recent VWAP Purchase Notice was delivered by the Company to Tumim, (iii) the closing sale price of the common stock on such date is not lower than $0.15, as adjusted for stock splits and similar transactions, and (iv) all shares of common stock subject to all prior VWAP Purchases by Tumim under the CEFF Purchase Agreement have been received by Tumim electronically as set forth in the CEFF Purchase Agreement. The maximum number of shares of common stock that may be required to be purchased pursuant to a VWAP Purchase Notice will be equal to the lowest of: (i) 100% of the average daily trading volume in the common stock for the five consecutive trading day period ending on (and including) the trading day immediately preceding the applicable day Tumim receives a VWAP Purchase Notice; (ii) the product obtained by multiplying (A) the daily trading volume in the common stock on the applicable day Tumim receives a VWAP Purchase Notice and (B) 0.30; and (iii) the quotient obtained by dividing (A) $2,000,000 by (B) the VWAP of the common stock on the trading day immediately preceding the applicable day Tumim receives a VWAP Purchase Notice. There are no upper limits on the price per share that Tumim must pay for shares of common stock the Company directs Tumim to purchase in a VWAP Purchase under the CEFF Purchase Agreement. The purchase price per share of common stock that the Company directs Tumim to purchase in a VWAP Purchase under the CEFF Purchase Agreement will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the period used to determine the purchase price to be paid by Tumim for such shares in such VWAP Purchase.

Tumim has no right to require the Company to sell any shares of common stock to Tumim, but Tumim is obligated to make purchases of common stock as directed by the Company, subject to the satisfaction of conditions set forth in the CEFF Purchase Agreement on the Commencement Date and thereafter at each time that the Company may direct Tumim to purchase shares of common stock under the CEFF Purchase Agreement. Actual sales of common stock by the Company to Tumim under the CEFF Purchase Agreement, if any, will depend on a variety of factors to be determined by the Company in its sole discretion from time to time, including, among others, market conditions, the trading price of the common stock and determinations by the Company as to the appropriate sources of funding for the Company and its operations.

The Company may not issue or sell any shares of its common stock to Tumim under the CEFF Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by Tumim and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder), would result in Tumim beneficially owning more than 4.99% of the outstanding shares of the common stock (the “CEFF Beneficial Ownership Limitation”).

Under the applicable rules of the NYSE American, in no event could the Company issue to Tumim under the CEFF Purchase Agreement more than the CEFF Exchange Cap, or 2,648,385 shares of common stock, which number of shares represents 19.99% of the shares of the common stock outstanding immediately prior to the execution of the CEFF Purchase Agreement, until the Company obtained the CEFF Stockholder Approval to issue shares of common stock in excess of the CEFF Exchange Cap in accordance with applicable NYSE American listing rules. The CEFF Exchange Cap was not applicable to limit the number of shares of common stock that the Company could sell to Tumim in any VWAP Purchase that the Company effected pursuant to the CEFF Purchase Agreement (if any), to the extent the purchase price per share paid by Tumim for the shares of common stock in such VWAP Purchase was equal to or greater than the greater of book or market value of the common stock (calculated in accordance with the applicable listing rules of the NYSE American) at the time the Company delivered the VWAP Purchase Notice for such VWAP Purchase to Tumim, adjusted as required by the NYSE American to take into account the Company’s payment of cash and/or stock having an aggregate value of $500,000 (the “CEFF Commitment Fee”) to Tumim and the amount paid as reimbursement for the legal fees and disbursements of Tumim’s counsel in connection with the committed equity financing facility, each as described in more detail below, and otherwise as may be necessary to ensure compliance with the applicable rules of the NYSE American.

Pursuant to the CEFF Purchase Agreement, the Company was obligated to convene a special meeting of its stockholders at the earliest reasonably practical date, but in no event later than 120 days after the date of the CEFF Purchase Agreement for the purpose of obtaining the CEFF Stockholder Approval, and to use its reasonable best efforts to obtain the CEFF Stockholder Approval at such stockholder meeting. Accordingly, as set forth in the definitive proxy materials the Company filed with the SEC on December 29, 2023 and on January 2, 2024, the Company scheduled the Special Stockholders’ Meeting to be held on February 27, 2024 for the purpose of, among other things, obtaining the CEFF Stockholder Approval. If the Company had not obtained the CEFF Stockholder Approval at the Special Stockholders’ Meeting on February 27, 2024, the CEFF Purchase Agreement would have required the Company to convene another stockholders’ meeting at least every three months after February 27, 2024 for the purpose of obtaining the CEFF Stockholder Approval, until the earlier of (i) the date on which the CEFF Stockholder Approval was finally obtained and (ii) the termination of the CEFF Purchase Agreement.

On February 27, 2024, at the Special Stockholders’ Meeting, the Company obtained the CEFF Stockholder Approval. As a result, the Company may issue more than the limited number of shares as defined by the CEFF Exchange Cap, at prices that may be below the greater of book or market value of the common stock (calculated in accordance with the applicable listing rules of the NYSE American) at the time the Company delivers the VWAP Purchase Notice for such VWAP Purchase to Tumim, adjusted as required by the NYSE American to take into account the Company’s payment of the Commitment Fee to Tumim and the amount paid as reimbursement for the legal fees and disbursements of Tumim’s counsel in connection with the committed equity financing facility. However, the CEFF Purchase Agreement continues to provide that the Company may not issue or sell any shares of common stock under the CEFF Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of NYSE American.

The net proceeds from sales, if any, under the CEFF Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its common stock to Tumim. The Company expects that any proceeds received by the Company from such sales to Tumim will be used for working capital and general corporate purposes.

There are no restrictions on future financings, rights of first refusal, participation rights, penalties or liquidated damages in the CEFF Purchase Agreement or CEFF Registration Rights Agreement, other than a prohibition (with certain limited exceptions) on the Company entering into specified “Variable Rate Transactions” (as such term is defined in the CEFF Purchase Agreement). Such transactions include, among others, the issuance of convertible securities with a conversion or exercise price that is based upon or varies with the trading price of the common stock after the date of issuance, or the Company effecting or entering into an agreement to effect an “equity line of credit,” an “at the market offering” or other similar continuous offering with a third party, in which the Company may offer, issue or sell common stock or any securities exercisable, exchangeable or convertible into common stock at future determined prices. Such restrictions shall remain in effect for a period commencing on the CEFF Closing Date and ending on the earlier of (i) the first day of the month next following the 24-month anniversary of the CEFF Closing Date and (ii) the six-month anniversary of the effective date of the termination of the CEFF Purchase Agreement pursuant to its terms. During the term of the CEFF Purchase Agreement, Tumim covenanted not to enter into or effect, in any manner whatsoever, directly or indirectly, any short sales of the common stock or hedging transaction which establishes a net short position with respect to the common stock.

As consideration for Tumim’s commitment to purchase shares of common stock upon the terms of and subject to satisfaction of the conditions set forth in the CEFF Purchase Agreement, on the date of the initial filing with the SEC of the CEFF Registration Statement, the Company was required to issue to Tumim the CEFF Commitment Shares in an amount valued at $500,000 in the aggregate, subject to the CEFF Beneficial Ownership Limitation. The per share value of the CEFF Commitment Shares was required to be calculated by dividing (i) the $500,000 Commitment Fee, by (ii) the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement. If any shares that were otherwise required to be issued as CEFF Commitment Shares were not permitted to be issued due to the CEFF Beneficial Ownership Limitation, the Company was required to pay to Tumim in cash the amount equal to the product of (i) the number of shares that may not be issued as CEFF Commitment Shares due to the CEFF Beneficial Ownership Limitation and (ii) the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement. Accordingly, on the date of the initial filing with the SEC of the CEFF Registration Statement, the Company issued the CEFF Commitment Shares to Tumim, which were valued at $470,360.45 in the aggregate, based on the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement, which constituted approximately 4.99% of the outstanding shares of common stock, and, due to the CEFF Beneficial Ownership Limitation and pursuant to the terms and conditions of the CEFF Purchase Agreement summarized above, we paid Tumim $29,639.55 in cash, which equaled the number of the CEFF Commitment Shares that would have been issued but for the application of the CEFF Beneficial Ownership Limitation, multiplied by the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement. In the event that the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement had not occurred by February 15, 2024, the Company would have been required to pay Tumim $500,000 less any amount of the Commitment Fee previously paid in cash upon the return and cancellation of the CEFF Commitment Shares. As noted above, on February 14, 2024, the SEC declared the CEFF Registration Statement effective, and, on February 15, 2024, the other conditions to the occurrence of the Commencement Date were satisfied. As such, the contingent requirement to pay Tumim the Commitment Fee in cash upon the return and cancellation of the CEFF Commitment Shares expired without effect. In addition, as required under the CEFF Purchase Agreement, the Company has reimbursed Tumim for the reasonable legal fees and disbursements of Tumim’s legal counsel in the amount of $75,000.

The CEFF Purchase Agreement will automatically terminate upon the earliest of (i) the first day of the month next following the 24-month anniversary of the CEFF Closing Date, (ii) Tumim’s purchase of shares of common stock having an aggregate purchase price equal to $25,000,000 under the CEFF Purchase Agreement, or (iii) the occurrence of certain other events set forth in the CEFF Purchase Agreement. The Company has the right to terminate the CEFF Purchase Agreement at any time after the Commencement Date, at no cost or penalty, upon five trading days’ prior written notice to Tumim, subject to certain conditions and the survival of certain provisions of the CEFF Purchase Agreement and the CEFF Registration Rights Agreement. Tumim may terminate the CEFF Purchase Agreement upon five trading days’ prior written notice after the occurrence of certain events, including if the Commencement Date shall not have occurred on or prior to February 15, 2024, upon the occurrence of a Material Adverse Effect (as defined in the CEFF Purchase Agreement) or upon the occurrence of certain other events. Neither the Company nor Tumim may assign or transfer their respective rights and obligations under the CEFF Purchase Agreement, and no provision of the CEFF Purchase Agreement or the CEFF Registration Rights Agreement may be modified or waived by the Company or Tumim.

In the event that the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement had not occurred by February 15, 2024, and Tumim had terminated the CEFF Purchase Agreement as a result, the Company was required to issue to Tumim warrants to purchase 750,000 shares as a break-up fee (the “Penny Warrants”). The Penny Warrants were required to have an exercise price of $0.01 per share, subject to full-ratchet price protection with a floor price equal to the par value of the Company’s common stock, and customary antidilution protection. The Penny Warrants will have a term of five years. In addition, the Company was required to file a registration statement on Form S-1 covering the resale by Tumim of all of the shares of common stock that may be issued upon exercise of the Penny Warrants, which was required to be declared effective by the SEC by the earlier of the 45th calendar day after the date that such registration statement is filed if subject to review by the SEC, and the 5th calendar day after the date that such registration statement is filed if the Company is notified that it will not be reviewed by the SEC. The Company was required to maintain the effectiveness of the registration statement until the later of the date that the Penny Warrants are terminated and all shares that were purchased by exercise of the Penny Warrants are sold. As noted above, on February 14, 2024, the SEC declared the CEFF Registration Statement effective, and, on February 15, 2024, the other conditions to the occurrence of the Commencement Date were satisfied. As such, the contingent requirement to issue the Penny Warrants and comply with the related registration requirements expired without effect.

The CEFF Purchase Agreement and the CEFF Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The CEFF Purchase Agreement and the CEFF Registration Rights Agreement are filed as Exhibit 10.42 and Exhibit 10.43 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the CEFF Purchase Agreement and the CEFF Registration Rights Agreement is qualified in its entirety by reference to such exhibits.

Under the Boustead Engagement Letter, Boustead is acting as the placement agent in connection with the transactions contemplated by the CEFF Purchase Agreement. We agreed to issue Boustead 49,193 shares of common stock in connection with our issuance of the CEFF Commitment Shares to Tumim on January 26, 2024, equal to 7% of the number of CEFF Commitment Shares that would have been issued but for the application of the CEFF Beneficial Ownership Limitation, as a fee pursuant to the Boustead Engagement Letter. Under the Boustead Engagement Letter, the Company is also required to issue to Boustead warrants to purchase a number of shares equal to 7% of the shares of common stock issued to Tumim pursuant to purchases under the CEFF Purchase Agreement, with an exercise price equal to the applicable purchase price per share. The warrants that are required to be issued to Boustead will be exercisable for a period of five years from the date of issuance and contain cashless exercise provisions. Boustead also has certain registration rights with respect to these warrants, which Boustead has waived with respect to the IPO Registration Statement and the CEFF Registration Statement. Boustead and its affiliates are not in any manner related to Tumim or any of Tumim’s affiliates. Boustead’s compensation under the Boustead Engagement Letter in connection with the CEFF Purchase Agreement is subject to reduction or adjustment to the extent that such compensation is determined to be in excess of or otherwise noncompliant with applicable rules of the Financial Industry Regulatory Authority, Inc. (“FINRA”).

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of December 31, 2023 (dollars in thousands):

	Total	Short Term	Long Term
Operating lease obligations	$228,061	$83,736	$144,325
Principal amount payable on promissory notes	3,530	3,530
Total contractual obligations	$231,591	$87,266	$144,325

For additional information regarding certain convertible and nonconvertible notes, refer to Note 7 in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Midwestern Settlement and Release Agreement

Under the Midwestern Release Agreement, dated as of December 12, 2023, or the Midwestern Release Date, between the Company and Midwestern, the Company and Midwestern agreed to a mutual release of all claims that could have been asserted as of the Midwestern Release Date. The Company further agreed to pay Midwestern $600,000 by making a payment of $300,000 within three business days of the Midwestern Release Date and a payment of the $300,000 Midwestern Release Amount on or before April 12, 2024. In addition, the Company agreed to execute a confession of judgment and affidavit of confession of judgment in favor of Midwestern as to the obligations to pay the Midwestern Release Amount plus interest accruing on the Midwestern Release Amount at the rate of 9% per annum from April 12, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary.

The Company and Midwestern entered into the Midwestern Release Agreement to resolve a dispute between them involving allegations, on the one hand, by Midwestern that it performed work on behalf of the Company for which Midwestern had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 and, on the other hand, by the Company that Midwestern did not perform as required by the work for hire agreement.

The Midwestern Release Agreement is filed as Exhibit 10.35 to this Annual Report on Form 10-K, and the description above of the material terms of the Midwestern Release Agreement is qualified in its entirety by reference to such exhibit.

Term Sheet for an Equity Line of Credit

On November 16, 2023, the Company entered into a Term Sheet for an Equity Line of Credit with 3i Management (the “Term Sheet”). The Term Sheet was non-binding except as described below, and was subject to the preparation and execution of definitive documentation to effect the transactions contemplated under the Term Sheet. The Term Sheet provides that 3i LP (“3i”) will commit to invest up to $25,000,000 as an equity line of credit under which the Company may require 3i to make purchases of its common stock for a 24-month term, as follows. The Company may send a purchase notice (the “Purchase Notice”) between 4:00 PM and 6:30 PM Eastern Time stating the number of shares that the Investor will be required to purchase, subject to a purchase limit (the “Purchase Limit”). The Company may raise additional capital three trading days after the date that the Purchase Notice is sent (the “Purchase Notice Date”). The purchase price for shares to be purchased pursuant to a Purchase Notice will be 95% of the lowest daily volume weighted average price during the three trading days following the Purchase Notice Date. The Purchase Limit will be equal to the lesser of (i) 100% of the average daily trading volume over the five days before the Purchase Notice Date, (ii) 30% of the daily trading volume on the Purchase Notice Date, or (iii) $2,000,000.

The Term Sheet stated the Company will be required to file a registration statement with the SEC for the offering of any shares under the equity line of credit within 30 calendar days and to cause such registration statement to be effective within 60 calendar days. Any purchase pursuant to a Purchase Notice will be subject to a commitment fee equal to 2% of the amount purchased, paid in cash or shares of common stock, based on the price equal to the five-day average volume-weighted average price prior to the filing of the registration statement in accordance with the other terms described above. The Investor will not be required to purchase or hold more than 4.99% of the outstanding common stock of the Company.

The Term Sheet also contained the following binding terms: Upon the signing of the Term Sheet, the Company must pay $50,000 to the Investor’s legal counsel for payment of legal and due diligence fees. In addition, if the Company does not close the equity line of credit by February 15, 2024, the Company must issue the Investor a warrant to purchase 750,000 shares of common stock, with an exercise price of $0.01 per share, with full ratchet and anti-dilution protections and registration rights.

The Term Sheet expired on November 24, 2023. See “—Recent Developments – Committed Equity Financing Facility” above for related subsequent developments.

Initial Public Offering and Underwriting Agreement

On November 13, 2023, we entered into the Underwriting Agreement, with Boustead, a registered broker-dealer, as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 1,200,000 IPO Shares. Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at the IPO Price of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 1% non-accountable expense allowance), and the Representative’s Warrant to purchase 7% of the aggregate number of the IPO Shares at an exercise price equal to $6.75, equal to 135% of the public offering price, subject to adjustment. The Underwriting Agreement also provided for our payment of reasonable out-of-pocket expenses incurred by the representative of the underwriters in connection with the initial public offering of up to $255,000.

On November 14, 2023, the IPO Shares were listed and commenced trading on the NYSE American.

The closing of the initial public offering took place on November 16, 2023. At the closing, the Company sold the IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.7 million. The Company also issued Boustead the Representative’s Warrant exercisable for the purchase of 84,000 shares of common stock at an exercise price of $6.75 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the IPO Registration Statement; pursuant to the 462(b) Registration Statement; and by means of the Final IPO Prospectus. The IPO Registration Statement registered for sale shares of common stock with a maximum aggregate offering price of $10,350,000; the Representative’s Warrant; and shares of common stock underlying the Representative’s Warrant with a maximum aggregate offering price of $724,500. The 462(b) Registration Statement registered for sale an additional amount of shares of common stock underlying the Representative’s Warrant having a proposed maximum aggregate offering price of $253,575.

The IPO Registration Statement included the registration for sale of an additional 180,000 shares of common stock at the public offering price of $5.00 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the IPO Registration Statement and the 462(b) Registration Statement included 12,600 shares of common stock that the underwriters had the option to purchase upon exercise of the Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option. The underwriters’ over-allotment option expired unexercised.

In addition, a maximum of 2,346,548 shares were registered for resale by the selling stockholders named in the IPO Registration Statement, based on the assumed initial public offering price of $4.00 per share, which was the low point of the price range set forth on the cover page of the IPO Registration Statement, of which a total of 2,214,548 shares of common stock, based on the final public offering price of $5.00 per share, were included for resale by means of the Final Resale Prospectus. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $5.00 per share until the listing of the common stock on the NYSE American. Thereafter, any such sales may have occurred at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of common stock by the selling stockholders named in the IPO Registration Statement.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 automatically converted into a total of 2,774,200 shares of common stock at a conversion price of $2.50 per share in accordance with a settlement notice undertaking to effect conversions of principal as if 110% of the principal being converted was being converted, and the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into a total of 586,000 shares of common stock at a conversion price of $2.50 per share, in each case at 50% of the public offering price of $5.00 per share, in accordance with the terms of the notes. All interest accrued on such principal was waived upon conversion in accordance with the terms of the notes. In addition, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised, and the proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000, in accordance with their terms. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. See “—Settlement Notice to 6% Convertible Unsecured Promissory Note Holders” and “—Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” below for additional discussion.

As stated in the Final IPO Prospectus, the Company intended to use the net proceeds from the initial public offering for product and technology development, expansion of its sales team and marketing efforts, and general working capital and other corporate purposes, including repayment of indebtedness used for working capital.

The following is our reasonable estimate of the uses of the proceeds from the Company’s initial public offering from the date of the closing of the offering on November 16, 2023 until December 31, 2023:

●	None was used for construction of plant, building and facilities;

●	None was used for the purchase and installation of machinery and equipment;

●	None was used for purchases of real estate;

●	None was used for the acquisition of other businesses;

●	Approximately $0.83 million was used for the repayment of indebtedness;

●	Approximately $1.87 million was used for working capital; and

●	Approximately $2.11 million was used for temporary investments.

As of December 31, 2023, none of the proceeds from the initial public offering were used to make direct or indirect payments to any of our directors or officers, any of their associates, any persons owning 10% or more of any class of our equity securities, or any of our affiliates, or direct or indirect payments to any others other than for the direct costs of the offering.

There have not been, and we do not expect, any material changes in the planned use of proceeds from the initial public offering as described in the IPO Registration Statement and the Final IPO Prospectus.

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

The Underwriting Agreement contains other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Underwriting Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties. See “—Contractual Obligations to Boustead Securities, LLC” for additional discussion of certain provisions in the Underwriting Agreement.

The Underwriting Agreement is filed as Exhibit 10.29 to this Annual Report on Form 10-K, and the description above of certain material terms of the Underwriting Agreement is qualified in its entirety by reference to such exhibit.

Contractual Obligations to Boustead Securities, LLC

Under the Boustead Engagement Letter, we must compensate Boustead with a cash fee equal to 7% and non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to 10% of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent, or in our recent initial public offering in November 2023, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, for such transactions that occur during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter will expire upon the later to occur of November 16, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the Boustead Engagement Letter, and which such material breach is not cured, no Tail Rights will be due.

The Boustead Engagement Letter and the Underwriting Agreement also provide Boustead a right of first refusal (the “Right of First Refusal”) for two years following the consummation of the Company’s initial public offering on November 16, 2023, or 18 months following the termination or expiration of the engagement with Boustead to act as financial advisor or to act as joint financial advisor on or at least equal economic terms on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of our equity or our assets.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, unless we mutually agree otherwise. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the engagement agreement, and which such material breach is not cured, Boustead’s Right of First Refusal will terminate, and the Company will be entitled to pursue any future transaction without adhering to the terms of the Right of First Refusal. The exercise of such right of termination for cause will eliminate the Company’s obligations with respect to the provisions of the Boustead Engagement Letter relating to the Right of First Refusal.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (defined to include amounts paid or received, indebtedness assumed or remaining outstanding, fair market value of excluded assets, fair market value of retained or non-acquired ownership interests, and contingent payments in connection with the transaction) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus

o	8.0% for Aggregate Consideration between $10,000,000 and $25,000,000; plus

o	6.0% for Aggregate Consideration between $25,000,001 and $50,000,000; plus

o	4.0% for Aggregate Consideration between $50,000,001 and $75,000,000; plus

o	2.0% for Aggregate Consideration between $75,000,001 and $100,000,000; plus

o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: (i) the price per share paid by investors in each respective financing; (ii) in the event that convertible securities are sold in the financing, the conversion price of such securities; or (iii) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any warrants required to be issued to Boustead as compensation as described above will be transferable in accordance with the rules of FINRA and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggy-back registration rights, have customary anti-dilution provisions and will have adjustments to the exercise price in the event that other Company outstanding warrants are re-priced below their exercise price or issues securities at a price below the exercise price per share, will have terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

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

See “—Initial Public Offering and Underwriting Agreement” for additional discussion of certain provisions in the Underwriting Agreement.

The Underwriting Agreement is filed as Exhibit 10.29 to this Annual Report on Form 10-K, and the description above of certain material terms of the Underwriting Agreement is qualified in its entirety by reference to such exhibit.

Management Employment Agreements

During the fourth quarter of 2023, we entered into certain executive employment agreements with certain executive officers. See Item 11. “Executive Compensation – Management Employment and Consulting Agreements” for related discussion.

Debt

Settlement Notice to 6% Convertible Unsecured Promissory Note Holders

The subscription agreements for the Company’s 6% convertible unsecured promissory notes provided that, in the event that within 12 months of the closing of the private placement of the 6% convertible unsecured promissory notes, the convertible notes had not been converted automatically in accordance with their terms, the Company may elect either (a) to repay all or part of each note, subject to the holder’s right to convert each note, or (b) if the Company does not repay each note, the unpaid principal amount of each note will automatically increase to 110% of the outstanding principal amount. As of the 12-month anniversary of the closing of this private placement, the Company had not consummated an initial public offering or Alternative Liquidity Event (as defined in the 6% convertible unsecured promissory notes), and had not repaid any portion of the principal amounts under the convertible notes. However, the convertible notes themselves only provided that in the event that by the maturity date, the Company had not consummated an initial public offering of its common stock and the listing or trading of its common stock on one of certain securities exchanges and had not consummated an Alternative Liquidity Event, the Company may elect either (a) upon 30 days prior written notice to the holder, to prepay all or a portion of the principal amount of the notes and accrued interest hereon, subject to the holder’s right to convert the note into common stock during such 30-day period, or (b) if the Company does not prepay the entire principal amount of the notes or the remaining principal amount of the notes, the notes will automatically increase to 110% of the original or unpaid portion of the outstanding principal amount. As the maturity date of these notes had not occurred, the outstanding principal amount under each note had been determined not to have increased to 110% of that amount. However, in accordance with a settlement notice issued to the holders of the 6% convertible unsecured promissory notes on November 13, 2023 undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount, the holders of the 6% convertible unsecured promissory notes were issued a number of shares of common stock upon conversion of the convertible notes upon the closing of the initial public offering on November 16, 2023 in the amount that would be applicable as if the principal under the convertible notes had been increased to 110% of the outstanding principal. See “—Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” and “—Convertible and Nonconvertible Interest-Bearing Unsecured Promissory Notes”.

Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 (see “—Convertible and Nonconvertible Interest-Bearing Unsecured Promissory Notes”) automatically converted into an aggregate of 2,774,200 shares of common stock at a conversion price of $2.50 per share in accordance with the terms of these promissory notes and our settlement notice to the holders of these notes undertaking to effect conversions of principal as if 110% of the principal being converted was being converted (see “—Settlement Notice to 6% Convertible Unsecured Promissory Note Holders”). All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

Similarly, in connection with the closing of the Company’s initial public offering, the Company’s 8% convertible unsecured promissory notes (see “—Convertible and Nonconvertible Interest-Bearing Unsecured Promissory Notes”) with aggregate outstanding principal of $1,465,000 automatically converted into an aggregate of 586,000 shares of common stock at a conversion price of $2.50 per share in accordance with their terms. All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

In addition, in connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes (see “—Convertible and Nonconvertible Interest-Bearing Unsecured Promissory Notes”) consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due.

Revolving Lines of Credit with Commerce Bank of Arizona

Under a Business Loan Agreement, dated October 6, 2023, between the Company and Commerce Bank of Arizona (“CBAZ”) (the “First CBAZ Loan Agreement”), the Company and CBAZ entered into a $350,000 secured revolving line of credit (the “First CBAZ LOC”). In connection with the First CBAZ LOC, CBAZ issued a promissory note to the Company, dated October 6, 2023 (the “First CBAZ Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel D. Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel D. Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

Under a Business Loan Agreement, dated December 11, 2023, between the Company and CBAZ (the “Second CBAZ Loan Agreement”), the Company and CBAZ entered into a $2,000,000 secured revolving line of credit (the “Second CBAZ LOC”). In connection with the Second CBAZ LOC, CBAZ issued a promissory note to the Company, dated December 11, 2023 (the “Second CBAZ Promissory Note”), with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and CBAZ immediately disbursed $334,625 of the funds in connection with the Second CBAZ LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First CBAZ LOC. The principal balance under the Second CBAZ Promissory Note bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. There is no penalty for prepayment of the Second CBAZ Promissory Note. The Second CBAZ LOC was required to be secured by a 12-month certificate of deposit account held with CBAZ with a minimum balance of $2,100,000 (the “CD Collateral”) under an Assignment of Deposit Account, dated December 11, 2023, between the Company and CBAZ (the “Assignment of Deposit Account”).

In connection with the Second CBAZ LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property; (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events will constitute a default under the Second CBAZ LOC: (i) the Company fails to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or CBAZ believes the prospect of payment or performance under any loans under the Second CBAZ LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due will be charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second CBAZ Promissory Note will increase to 13.21%; all indebtedness under the Second CBAZ Promissory Note will become due at the option of CBAZ, except that if an event of default occurs due to an insolvency and certain similar events, the indebtedness will become due immediately automatically; all of CBAZ’s obligations under the Second CBAZ Loan Agreement will terminate; and CBAZ may take any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second CBAZ LOC was also subject to certain other terms and conditions. The outstanding balance under the Second CBAZ LOC was $1,540,125 as of December 31, 2023.

The First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account are filed as Exhibit 10.36, Exhibit 10.37, Exhibit 10.38, Exhibit 10.39, and Exhibit 10.40 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account is qualified in its entirety by reference to such exhibits.

Convertible and Nonconvertible Interest-Bearing Unsecured Promissory Notes

The outstanding principal balance as of December 31, 2023 and as of December 31, 2022 under certain convertible and nonconvertible interest-bearing unsecured promissory notes issued by the Company consisted of the following:

	December 31, 2023		December 31, 2022
8% nonconvertible unsecured promissory notes, $1,500,000 of principal maturing on March 17, 2025 and $850,000 maturing on May 2, 2025	$-	(1)	$-
8% convertible unsecured promissory notes, maturing August 8, 2023 as initially issued, maturing August 8, 2025 as amended	-		1,315,000
6% convertible unsecured promissory notes, maturing October 15, 2024	-		3,300,000
6% convertible unsecured promissory notes, maturing November 15, 2024	-		1,205,000
6% convertible unsecured promissory notes, maturing December 23, 2024	-		1,800,000
Total:	-		7,620,000
Less unamortized debt issuance costs	-		(387,920)
Long-term debt, less unamortized debt issuance costs	$-		$7,232,080

(1)	$113,304 in accrued interest under these promissory notes remained due as of December 31, 2023 and included in the accrued liabilities line item on the balance sheet included with the accompanying consolidated financial statements.

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

As of December 31, 2023, in connection with the closing of the Company’s initial public offering, all of the principal underlying the convertible promissory notes had been automatically converted. In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due, and remained due as of December 31, 2023. See Exhibit 4.1 to this Annual Report on Form 10-K for a further description of the 8% unsecured promissory notes, 8% convertible unsecured promissory notes, and 6% convertible unsecured promissory notes. See “—Settlement Notice to 6% Convertible Unsecured Promissory Note Holders”, and “—Automatic Conversion of Convertible Promissory Notes and Automatic Repayment of Principal Under Certain Nonconvertible Promissory Notes” for a description of related developments. See “Description of Securities – 6% Convertible Unsecured Promissory Notes,” “Description of Securities – 8% Convertible Unsecured Promissory Notes,” and “Description of Securities – 8% Unsecured Promissory Notes” of Exhibit 4.1 to this Annual Report on Form 10-K for a description of the terms of these promissory notes. The forms of 8% unsecured promissory notes, 8% convertible unsecured promissory notes, and 6% convertible unsecured promissory notes are filed as Exhibit 4.6, Exhibit 4.5, and Exhibit 4.3 to this Annual Report on Form 10-K, respectively, and the descriptions above and in Exhibit 4.1 hereto of material terms of the 8% unsecured promissory notes, 8% convertible unsecured promissory notes, and 6% convertible unsecured promissory notes are qualified in their entirety by reference to such exhibits.

15% OID Promissory Notes

On August 2, 2023, August 18, 2023, September 11, 2023, and September 22, 2023, the Company issued 15% OID promissory notes for total principal of $352,942 to certain accredited investors in a private placement for gross proceeds of $300,000. The principal under the 15% OID promissory notes accrue 5% interest annually, and principal and interest under the notes were required to be repaid by December 31, 2023. The notes could be prepaid without a premium or penalty.

On November 20, 2023, the Company repaid the aggregate balance of $117,648 under two 15% OID promissory notes, and on November 29, 2023, the Company repaid the balance of $117,647 under one 15% OID promissory note. On December 29, 2023, the Company repaid the balance of $117,647 under the last outstanding 15% OID promissory note.

The form of 15% OID promissory notes filed as Exhibit 4.11 to this Annual Report on Form 10-K, and the description above of the material terms of the 15% OID promissory notes is qualified in its entirety by reference to such exhibit.

January 2023 Settlement and Related-Party Promissory Note

On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on the Alleged Loan. The Company has generally denied entering into a binding agreement with Mr. Dorsey in connection with the Loan Dispute. Under the January 2023 Dorsey Settlement Agreement, Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023. Mr. Dorsey orally waived enforcement of the repayment obligation until the tenth day following the consummation of the Company’s initial public offering.

On November 22, 2023, the outstanding balance of $40,000 was fully repaid.

The January 2023 Dorsey Settlement Agreement and promissory note issued to Mr. Dorsey are filed as Exhibit 10.11 and Exhibit 4.7 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the January 2023 Dorsey Settlement Agreement and promissory note issued to Mr. Dorsey is qualified in its entirety by reference to such exhibits.

Other Related-Party Promissory Notes

On July 23, 2023, the Company issued a promissory note in the amount of $130,000 to Daniel Nelson. Mr. Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 23, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount could be prepaid at any time. On November 22, 2023, the outstanding balance of $130,000 was fully repaid. Mr. Nelson waived all interest owed under the promissory note.

On March 17, 2023, the Company issued a promissory note in the amount of $10,000 to Daniel Nelson. Daniel Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 17, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount was permitted to be prepaid at any time. On November 22, 2023, the outstanding balance of $10,238.36 was fully repaid.

On March 8, 2023, the Company issued a promissory note in the amount of $95,000 to Nelson Financial Services Inc. Daniel Nelson is the Chief Executive Officer and sole owner of Nelson Financial Services Inc. and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount was permitted to be prepaid at any time. On October 10, 2023, the outstanding balance of $97,670.41 was fully repaid.

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

On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Dennis Gile. Dennis Gile is our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company. The promissory note provides for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note must be repaid within ten days. The amount could be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, in accordance with the terms of the note, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provides that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. The promissory note was repaid on April 6, 2023 with accrued interest not including default interest. Mr. Gile did not demand repayment or exercise any remedies under the promissory note prior to such repayment and has not indicated any intent to do so.

On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Daniel Nelson. Mr. Nelson is Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note was required to be repaid within ten days. The amount was permitted to be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provided that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. Mr. Nelson agreed to extend the maturity date to the closing of the initial public offering and waive payment of any default interest. On October 10, 2023, the outstanding balance of $37,635.07 was fully repaid.

The promissory notes described above are filed as Exhibit 4.12, Exhibit 4.13, Exhibit 4.14, Exhibit 4.15, Exhibit 4.16, and Exhibit 4.17 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of such promissory notes is qualified in its entirety by reference to such exhibits.

Repurchase of Shares, Settlement and Release

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, with Dennis Gile (the “Repurchase Agreement”), we paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 600,000 shares of common stock from Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share. Pursuant to the Repurchase Agreement, $695,000 of the $800,000 payment was made to the attorneys for John Dorsey, a former officer and director of the Company (the “Dorsey/Gile Settlement Payment”), as part of the settlement of a private lawsuit under a settlement agreement between Mr. Gile and Mr. Dorsey (the “Dorsey/Gile Lawsuit”) between these individuals and Dorsey LLC (the “Dorsey/Gile Settlement Agreement”). Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of a certificate from the Chief Financial Officer of the Company that the Repurchase will not impair the Company’s capital within the meaning of Section 160 of the DGCL or the Company’s ability to pay down its debts as they become due (the “CFO Certificate”). Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Dorsey/Gile Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment, transfer 40,000 shares of the Company to Mr. Dorsey. The Company consented to the transfer and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Gile was a party. Pursuant to the requirements of the Shareholder Agreement, Mr. Dorsey also agreed to become a party to the Shareholder Agreement. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release of the Company and did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Dorsey/Gile Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement (as defined below). The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of 40,000 shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

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

The Repurchase Agreement and the Mutual Release Agreement are filed as Exhibit 10.20 and Exhibit 10.21 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the Repurchase Agreement and the Mutual Release Agreement is qualified in its entirety by reference to such exhibits.

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

The Company currently leases its corporate offices consisting of approximately 3,154 square feet under the Office Lease, and as further amended under the Amendment to Office Lease. As amended, the Office Lease’s initial term from November 1, 2022 to April 30, 2023 was extended for a 39-month term beginning on May 4, 2023 and ending on August 3, 2026. Under the Office Lease, as amended, rent for the first month was $6,741.90 and was $7,491.00 for each subsequent month through April 2023, plus applicable rental taxes, sales taxes, and operating expenses. Monthly rent will be $7,359 from May 4, 2023 to May 3, 2024, abated for the first three months of this period; $7,580 from May 4, 2024 to May 3, 2025; $7,808 from May 4, 2025 to May 3, 2026; and $8,042 from May 4, 2026 to August 3, 2026, plus applicable rental taxes. Parking fees were $290.50 for the first month and will be $325.00 for each subsequent month. The Company also paid an initial security deposit of $8,000.00 in November 2022 and a second security deposit of $16,000 in May 2023. The initial security deposit will be refunded and credited toward monthly rent for the months beginning May 4, 2024 and May 4, 2025 if the Company has performed all obligations under the Office Lease, as amended, including making all rent payments when due. The Company may exercise a one-time option to extend the amended lease agreement for an additional three-year term upon 9-12 months’ notice for the fair market rent at the time of the extension, as determined in accordance with the Office Lease, as amended, and which will not be less than 103% of the final rent amount under the current term. Under the Office Lease, as amended, the Company must pay for any tenant improvements above the allowance provided for such improvements of $37,848 or that are not in compliance with the terms of the amended lease agreement.

The Company also leased office space under a lease agreement that expired on May 31, 2023. Monthly rent was $12,075 and included annual escalations. In December 2021, the Company entered into an agreement to sublease its office space. The sublease ended on May 31, 2023 and included fixed rent of $9,894 per month. The lease liability will be amortized over the remainder of the lease. As of December 31, 2023 and December 31, 2022, the unamortized balance was $0 and $13,924, respectively.

The Office Lease and the Amendment to Office Lease are filed as Exhibit 10.12 and Exhibit 10.22 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the Office Lease and the Amendment to Office Lease is qualified in its entirety by reference to such exhibits.

SAFEs

From March 2021 through July 2021, the Company entered into eight agreements consisting of a “Simple Agreement for Future Equity” (the “SAFE Agreements”) totaling $1,980,000. The SAFE Agreements provided a right to the holder to future equity or cash of the Company in the form of these agreements (each, a “SAFE” and collectively, the “SAFEs”).

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

If there had been a Liquidity Event (as defined in the SAFE Agreements), the holder of the SAFE Agreement would have been automatically entitled to receive a portion of the proceeds equal to the greater of (i) the Purchase Amount or (ii) an amount equal to a percentage of the proceeds to be received in a Liquidity Event with such percentage calculated by dividing the Purchase Amount by the Liquidity Event Amount (as defined in the SAFE Agreements).

If there had been a Dissolution Event (as defined in the SAFE Agreements), the holder of the SAFE Agreement will automatically receive a portion of the Proceeds equal to the Purchase Amount/Cash-out Amount, due and payable immediately prior to the consummation of the Dissolution Event.

If after eighteen months, there had been no Equity Financing, Liquidity Event, or Dissolution Event, the SAFE Agreement would have automatically converted into the number of shares of common stock equal to the Purchase Amount divided by the Valuation Discount Price Per Share (as defined in the SAFE Agreements) resulting in an approximate 20% discount.

The SAFE Agreements were not subject to mandatory redemption, and potentially required the Company to issue a variable number of shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The preparation of financial statements in conformity with GAAP requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

See Note 1 – Principal Business Activity and Significant Accounting Policies in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for a description of our other significant accounting policies. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company converted to a C corporation in September 2021. As a limited liability company for the 2020 year and through the date of conversion in 2021, the Company’s taxable loss was allocated to members in accordance with their respective percentage of ownership. Therefore, no provision for income taxes has been included in the financial statements for the period prior to the Company’s conversion to a C corporation.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2023 and December 31, 2022, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of December 31, 2023, the 2020 through 2022 tax years generally remain subject to examination by federal and state authorities.

Internally Developed Software

Software consists of an internally developed information system for use by the Company in matching student-athletes with qualified coaches. The Company has capitalized costs incurred with development and upgrades of the information systems in accordance with applicable accounting standards. Costs incurred up to and including the feasibility stage of development as well as maintenance costs are expensed as incurred. The Company amortizes these capitalized costs on a straight-line basis over the estimated useful life of the asset of five years.

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-40, “Internal-Use Software,” amortization of internal-use software should begin when the software is ready for its intended use. Software is ready for its intended use after all substantial testing is completed. On January 1, 2023, all substantial testing of the Company’s platform for purposes of football recruitment was completed. Amortization of the platform’s capitalized costs for purposes of football recruitment therefore started on January 1, 2023, due to its ready-for-use status.

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized. The Company’s platform was in the application development stage during all periods presented with respect to support for football prior to January 1, 2023. The Company’s software development costs before January 1, 2023, were deemed impaired due to inability of recovery of costs in future periods. The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the fiscal year ended December 31, 2023. Capitalized costs associated with the platform during the fiscal year ended December 31, 2023 consisted of: Fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the fiscal year ended December 31, 2023, were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs. Capitalized costs associated with the platform during the fiscal years ended December 31, 2023 and 2022 consisted of: Fees paid to third parties for services provided to develop the software during the application development stage and costs incurred to obtain computer software from third parties. Capitalized costs during the fiscal year ended December 31, 2022 were fully impaired at the end of such fiscal year, in accordance with ASC Subtopic 350-40-35 and as described below. During the fiscal years ended December 31, 2023 and 2022, the Company incurred the following as expenses, not capitalized costs: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, general and administrative costs, and overhead costs.

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the years ended December 31, 2023 and 2022, the Company wrote off net capitalized software development costs of $0 and $820,951, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. An impairment charge for this write-off is reflected in the operating expenses in the accompanying statement of operations.

Revenue Recognition

The Company accounts for revenue under the guidance of ASC Topic 606, “Revenue from Contracts from Customers” (“ASC 606”).

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, consultants, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

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

Dividend yield. The Company has never declared or paid any cash dividends and does not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.

Volatility. With respect to grants of equity awards made prior to the listing of our common stock on the NYSE American on November 14, 2023, given the absence of an active market for our common stock, the Company’s expected volatility was derived from the historical volatilities of several unrelated public companies in the digital media and social platform industries because we had little information on the volatility of the price of our common stock because we had no trading history. When making the selections of our industry peer companies to be used in the volatility calculation, we consider operational area, size, business model, industry and the business of potential comparable companies. These historical volatilities are weighted based on certain qualitative factors and combined to produce a single volatility factor. With respect to grants of equity awards made after the listing, the Company determines the expected volatility by weighing the historical average volatilities of publicly traded industry peers and its own trading history. The Company intends to continue to consistently apply this methodology using the same or similar public companies until a sufficient amount of historical information regarding the volatility of the Company’s own common stock price becomes available, unless circumstances change such that the identified companies are no longer similar to the Company, in which case more suitable companies whose stock prices are publicly available would be utilized in the calculation.

The following table summarizes the assumptions relating to our stock options for the year ended December 31, 2022 and the period from January 1, 2023 to November 13, 2023, the last day prior to the date of the listing of the common stock on the NYSE American on November 14, 2023.

	January 1, 2023 to	Year ended
	November 13,	December 31,
	2023	2022
Risk-free interest rate	3.78%	3.88%
Expected term (in years)	5.42	5.42
Expected volatility	50%	50%
Expected dividend yield	$-	$-

The following table summarizes the assumptions relating to our stock options for the period from November 14, 2023, the date of the listing of the common stock on the NYSE American on November 14, 2023, to December 31, 2023.

November 14, 2023 to
December 31, 2023

Risk-free interest rate	4.44%
Expected term (in years)	5.41
Expected volatility	92.16%
Expected dividend yield	$-

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

Common Stock Valuation

It is also necessary to estimate the fair value of the common stock underlying our equity awards when computing the fair value calculation of options under the Black-Scholes option-pricing model. The fair value of the common stock underlying our equity awards was assessed on each grant date or a date considered by management to be sufficiently near to the respective grant date to be representative of such grant date. With respect to grants of equity awards made before the listing of our common stock on the NYSE American on November 14, 2023, given the absence of an active market for our common stock, the estimated fair value of our common stock was determined based on an analysis of a number of objective and subjective factors that we believe market participants would consider, including the following:

●	the results of operations, history of losses and other financial metrics;

●	the capital resources and financial condition;

●	the prices of the Company’s private placement offerings;

●	the hiring of key personnel;

●	the introduction of new products;

●	the fact that the option grants involve illiquid securities in a private company;

●	the risks inherent in the development of the Company’s product and services; and

●	the likelihood of achieving a liquidity event, such as an initial public offering or sale of our company given prevailing market conditions.

For valuations after our listing on November 14, 2023 and until December 31, 2023, our board of directors determined the fair value of each share of underlying common stock based on the closing price of the common stock as reported on the date of grant.

The following table summarizes, by grant date, the number of stock options granted from January 1, 2021 to November 13, 2023, the date of the effectiveness of the IPO Registration Statement, and the associated per share exercise price:

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

The following table summarizes by grant date the number of restricted stock awards granted from January 1, 2021 to November 13, 2023, the date of the effectiveness of the IPO Registration Statement:

	RSAs	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date
March 14, 2023	90,000	$3.10	$3.10

Following May 9, 2023 and through November 13, 2023, the date of the effectiveness of the IPO Registration Statement, we did not issue any stock compensation or stock-based compensation.

The following is a discussion of all options we granted from January 1, 2021 through November 13, 2023, the date of the effectiveness of the IPO Registration Statement, and the significant factors contributing to our board of directors’ determination of the fair value:

On September 9, 2022, stock options to purchase 110,000 shares of common stock were granted to employees and a newly-appointed independent director. On September 28, 2022, stock options to purchase 152,000 shares of common stock were granted to the Company’s directors and officers as stock-based compensation for work performed and expected future services. The exercise price of the stock options and the valuation of the shares of common stock underlying the stock options was modified to $3.10 per share pursuant to resolutions adopted by the Company’s board of directors on October 18, 2022.  The valuation was determined using the optional conversion price of the convertible note private placement that was being conducted at the time of the stock option grants.

On March 14, 2023, stock options to purchase 53,800 shares of common stock and 90,000 restricted shares were granted to employees. The valuation of the shares of common stock underlying the stock options was $3.10 per share. The Company elected to continue to use the same valuation from 2022 while a new convertible note private placement was being prepared.

On March 14, 2023, the Company’s board of directors approved a non-convertible note private placement with warrants having a $2.50 exercise price. The Company used the valuation of this private placement to value all new stock option grants from April 2023 to May 2023. From April 2023 to May 2023, stock options to purchase 243,000 shares of common stock were granted to employees and a newly-appointed independent director. The valuation of the shares of common stock underlying the stock options was $2.50 per share pursuant to resolutions adopted by the Company’s board of directors with respect to April 5, 2023, April 11, 2023, April 19, 2023, May 3, 2023, and May 9, 2023. The valuation was determined using the private placement warrant exercise price of $2.50 per share.

Independent Third-Party Valuation

On July 24, 2023, the Company engaged a third-party independent valuation firm, which concluded that as of August 31, 2022, which the Company considered representative of the fair value of the underlying common stock of the options granted on September 9, 2022 and September 28, 2022 and modified on October 18, 2022 as described above, the fair value of the Company’s common stock was $1.74 per share. Their valuation report as of August 31, 2022 applied a Probability-Weighted Expected Return Method (“PWERM”) analysis that reflected a 45% probability that the Company would complete an initial public offering, and a 55% probability that the Company would continue to operate privately. The Company performed a retrospective analysis based on the July 24, 2023 valuation on the financial statements previously issued and determined that any difference to stock compensation expense previously booked is not material to the financial statements as a whole for the year ended December 31, 2022 and the three-month period ended March 31, 2023. The Company also engaged the same third-party independent valuation firm to conduct a valuation analysis as of March 31, 2023, which the Company considered representative of the fair value of the underlying common stock of the options granted on March 14, 2023, April 5, 2023, April 11, 2023, April 19, 2023, May 3, 2023 and May 9, 2023, and concluded that the fair value of the Company’s common stock was $2.22 per share. Their valuation report as of March 31, 2023 applied a PWERM analysis that reflected a 70% probability that the Company would complete an initial public offering and a 30% probability that the Company would continue to operate privately.

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

Other Equity-Related Transactions

Following August 7, 2023 and until November 13, 2023, which was the effectiveness date of the IPO Registration Statement, we did not conduct any equity-related transactions. On November 13, 2023, we issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount, and the former convertible note holders were issued a number of shares of common stock upon conversion of the convertible notes in the amount that would be applicable as if the principal under the convertible notes had been increased to 110% of the outstanding principal.

On the same date, we entered into the Underwriting Agreement with respect to the IPO Shares and that were sold pursuant thereto on November 16, 2023. See “–Liquidity and Capital Resources – Contractual Obligations – Initial Public Offering and Underwriting Agreement” and “–Liquidity and Capital Resources – Contractual Obligations – Contractual Obligations to Boustead Securities, LLC” for a description of its terms.

Recent Accounting Pronouncements

See the sections titled “Principal Business Activity and Significant Accounting Policies — Adopted Accounting Pronouncements” and “—New Accounting Pronouncements” in Note 1 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Marcum LLP (“Marcum”) audited our consolidated financial statements for the year ended December 31, 2021. On March 6, 2023, Marcum resigned as our independent registered public accounting firm. The audit report issued by Marcum on January 24, 2023, did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles, but included an explanatory paragraph that there was substantial doubt as to the Company’s ability to continue as a going concern. Marcum did not provide an audit report on our financial statements for any period subsequent to December 31, 2021. Marcum has not provided any audit services to the Company subsequent to January 24, 2023.

During the year ended December 31, 2021 and subsequently during 2022 and through March 6, 2023, (i) there were no “disagreements” between us and Marcum (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K promulgated by the SEC (“Regulation S-K”) and the related instructions to this item) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused them to make reference to the subject matter of the disagreements in connection with their report on the financial statements for such period, and (ii) there were no “reportable events” as such term is defined in Item 304(a)(1)(v) of Regulation S-K, other than as described below.

During the year ended December 31, 2021, in connection with the audit of our financial statements as of and for the year ended December 31, 2021, several material weaknesses in our internal control over financial reporting were identified. The material weaknesses related to the following: a) Ineffective controls over period end financial disclosures and reporting process: Due to resource constraints, we have not formally defined internal controls over the period end financial disclosure and reporting process, including the identification of subsequent events, which increases susceptibility to fraud or error, and b) Revenue recognition – customer contracts: In connection with Marcum’s testing of revenue, several test selections did not have documentation such as a corresponding contract or third party written documentation of the customer’s order.

We provided Marcum with a copy of the foregoing disclosures and requested Marcum to furnish us with a letter addressed to the SEC stating whether or not Marcum agrees with the above disclosures. A copy of Marcum’s letter is filed as Exhibit 16.1 to this report.

On March 1, 2023, we engaged BARTON CPA (“Barton”) as our new independent registered public accounting firm. During the year ended December 31, 2021 and subsequently during 2022 and through March 1, 2023, we (or any person on our behalf) did not consult with Barton regarding any of the matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Revolving Lines of Credit with Commerce Bank of Arizona

Under the First CBAZ Loan Agreement, the Company and CBAZ entered into the First CBAZ LOC. In connection with the First CBAZ LOC, CBAZ issued the First CBAZ Promissory Note, with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel D. Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust, and secured by the property of the Company, Daniel D. Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

Under the Second CBAZ Loan Agreement, the Company and CBAZ entered into the Second CBAZ LOC. In connection with the Second CBAZ LOC, CBAZ issued the Second CBAZ Promissory Note, with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and CBAZ immediately disbursed $334,624.85 of the funds in connection with the Second CBAZ LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First CBAZ LOC. The principal balance under the Second CBAZ Promissory Note bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. There is no penalty for prepayment of the Second CBAZ Promissory Note. The Second CBAZ LOC was required to be secured by the CD Collateral under the Assignment of Deposit Account.

In connection with the Second CBAZ LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property; (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events will constitute a default under the Second CBAZ LOC: (i) the Company fails to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or CBAZ believes the prospect of payment or performance under any loans under the Second CBAZ LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due will be charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second CBAZ Promissory Note will increase to 13.21%; all indebtedness under the Second CBAZ Promissory Note will become due at the option of CBAZ, except that if an event of default occurs due to an insolvency and certain similar events, the indebtedness will become due immediately automatically; all of CBAZ’s obligations under the Second CBAZ Loan Agreement will terminate; and CBAZ may take any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second CBAZ LOC was also subject to certain other terms and conditions. The outstanding balance under the Second CBAZ LOC was $1,540,125 as of December 31, 2023.

The First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account are filed as Exhibit 10.36, Exhibit 10.37, Exhibit 10.38, Exhibit 10.39, and Exhibit 10.40 to this Annual Report on Form 10-K, respectively, and the description above of the material terms of the First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account is qualified in its entirety by reference to such exhibits.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Daniel D. Nelson	61	Chief Executive Officer, Chairman and Director
Damon Rich	54	Interim Chief Financial Officer
Trent Whitehead	63	Vice President of Human Resources and Secretary
Roger Mason Jr.	43	Director
Greg Economou	59	Director
Peter Borish	64	Director

Daniel D. Nelson. Mr. Nelson has been a member of our board of directors since July 2022, was our President from August 2022 to November 2022, has been our Chief Executive Officer since November 2022, and has been our Chairman since March 2023. Mr. Nelson began working in the financial services industry in 1986. In 1997, Mr. Nelson formed, and has since served as chief executive officer of, Nelson Financial Services Inc., which focuses on the employee benefits market. For more than 30 years, Mr. Nelson has acquired extensive knowledge and experience in the financial services arena. Mr. Nelson also formed Nelson Financial Services to provide financial guidance for all individuals. We believe that Mr. Nelson is qualified to serve on our board of directors due to his experience in finance, particularly with respect to the sports management division of Nelson Financial Services.

Damon Rich. Damon Rich has served as our Interim Chief Financial Officer since April 2023. Since February 2019, Mr. Rich has also been Chief Financial Officer of Nelson Financial Services Inc. From July 2011 to February 2019, Mr. Rich was Accounting Manager – General Ledger/Financial Reporting at Safeway, Inc. From July 2005 to July 2011, Mr. Rich was Accounting Manger – Warehouse Payables, at Safeway, Inc.  From May 2001 to July 2005, Mr. Rich was an accountant for Safeway, Inc. From February 1999 to May 2001, Mr. Rich was the Controller of North Phoenix Baptist Church in Phoenix, Arizona. Mr. Rich holds a Bachelor of Accountancy and a Bachelor of Business Administration from New Mexico State University, and earned his CPA designation in 1999.

Trent Whitehead. Mr. Whitehead, 63, has served as the Company’s Vice President of Human Resources since March 2023. From June 2022 to March 2023, Mr. Whitehead was Director of Human Resources at Scottsdale Christian Academy. From August 2015 to May 2022, Mr. Whitehead was High School Bible Department Chair and High School Bible Teacher for Scottsdale Christian Academy. Mr. Whitehead also has more than 12 years of experience in previous human resources positions. Mr. Whitehead obtained a M.S. in Industrial and Labor Relations from University of Wisconsin – Madison and a B.A. in Social Science and Employee Relations International Studies from Michigan State University.

Roger Mason Jr. Mr. Mason has been a member of our board of directors since September 2022. Mr. Mason is a former professional basketball player for the National Basketball Association, or NBA. Mr. Mason was selected with the 31st overall pick by the Chicago Bulls in the 2002 NBA draft and continued his NBA player career with various NBA teams through January 2014. Mr. Mason also played professional basketball internationally for Olympiacos of Greece during the 2004–05 season and Hapoel Jerusalem in Israel during the 2005–06 season. From August 2013 to September 2014, Mr. Mason served as First Vice President of the National Basketball Players Association, or NBPA, and from November 2014 to December 2016, was the NBPA’s Deputy Executive Director. In March 2018, Mr. Mason co-founded and has since served as the Chief Executive Officer of Vaunt. Vaunt, based in New York City, creates in-person, once-in-a-lifetime destination programming and alternative competitions with pro athletes and entertainers. Mr. Mason earned a Bachelor of Science in Architecture/Business from the University of Virginia in 2002, a Bachelor of Science in Business/Management from Union Institute & University, and an MBA from Columbia Business School in 2017. We believe that Mr. Mason is qualified to serve on our board of directors due to his business acumen and success in numerous organizations. Additionally, with Mr. Mason’s knowledge and skills as a former NBA player and Deputy Executive Director of the NBPA, Mr. Mason will be able to provide insights, leadership, and expertise as it pertains to our technology, recruitment, and marketplace.

Greg Economou. Mr. Economou has been a member of our board of directors since May 2023. Since March 2023, Mr. Economou has been Managing Director of Greg Economou Consulting. From July 2019 to March 2023, Mr. Economou was co-founder and Chief Executive Officer of game1, LLC. From April 2017 to June 2019, Mr. Economou was Chief Commercial Officer and Head of Sports of Live Nation Entertainment, Inc. Mr. Economou earned a BA in History and Communications. We believe that Mr. Economou is qualified to serve on our board of directors due to Mr. Economou’s executive-level experience with sports-related businesses.

Peter Borish. Mr. Borish has served as a member of our board of directors since February 2024. Since January 2015, Mr. Borish has been the President and Chief Executive Officer of Computer Trading Corporation, an investment and advisory firm. Since December 2021, Mr. Borish has also been a partner of Torsion Technologies, LLC. In addition, since 2015, Mr. Borish has been an independent trustee of RMB Investors Trust, a registered management investment company. Since October 2023, Mr. Borish has also served as a director of CIBC Bancorp USA, a subsidiary of Canadian Imperial Bank of Commerce (TSX: CM; NYSE: CM). Additionally, since September 2013, Mr. Borish has served as the Board Advisor of ValueStream Labs, an accelerator for financial services technologies. From January 2013 to June 2020, Mr. Borish was the Chief Strategist of Quad Group LLC, an investment firm. Mr. Borish graduated from the University of Michigan with an A.B. and earned an M.P.P. in Public Policy from Gerald R. Ford School of Public Policy, University of Michigan. We believe that Mr. Borish is qualified to serve on our board of directors due to his prior experience serving in executive, director or trustee positions in financial management companies and organizations.

Arrangements Between Officers and Directors

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

Committees of the Board of Directors

Our board of directors established the Company’s Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://www.signingdaysports.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

For further related discussion, see Item 13. “Certain Relationships and Related Transactions, and Director Independence – Director Independence – Committees of the Board of Directors”.

Audit Committee and Audit Committee Members

Our Audit Committee was established in accordance with section 3(a)(58)(A) of the Exchange Act. Roger Mason Jr., Greg Economou, and Peter Borish, each of whom has been determined by our board of directors to satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and the NYSE American’s rules, serve on our Audit Committee, with Mr. Borish serving as the chairman. Our board has determined that Mr. Borish qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

The full text of the Code of Ethics and Business Conduct is posted on our website at https://ir.signingdaysports.com/. Any waiver of the Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Signing Day Sports, Inc., 8355 East Hartford Rd., Suite 100, Scottsdale, AZ 85255.

Insider Trading Policy

Effective November 2, 2023, we adopted a new insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 99.1 to this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2023, except as follows: Dennis Gile, a beneficial owner of more than 10% of our shares of common stock, failed to timely file a required Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2023 and 2022

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total compensation in excess of $100,000 during the fiscal year ended December 31, 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Daniel D. Nelson,	2023	23,038	-	-		114,000	(1)	-	137,038
Chief Executive Officer	2022	-	-	-		20,195	(2)	-	20,195
David O’Hara, former	2023	192,779	100,000	154,800	(4)	114,000	(5)	-	561,579
Chief Operating Officer(3)	2022	194,993	-	-		34,640	(6)	-	229,633
Richard Symington, former President, Chief Technology Officer, and Chief Marketing Officer(7)	2023	67,893	-	-		240,000	(8)	-	307,893

(1)	Daniel D. Nelson was granted an option to purchase 100,000 shares of common stock on November 22, 2023. A portion of the option was granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report.

(2)	Daniel D. Nelson was granted options to purchase an aggregate of 35,000 shares of common stock on September 28, 2022. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report.

(3)	David O’Hara was Chief Operating Officer of the Company from July 2022 to March 2024.

(4)	David O’Hara was granted 90,000 shares of common stock on March 14, 2023. A portion of the shares was granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report.

(5)	David O’Hara was granted an option to purchase 100,000 shares of common stock on November 22, 2023. A portion of the option was granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report.

(6)	David O’Hara was granted an option to purchase 30,000 shares of common stock on each of September 9, 2022 and September 28, 2022. A portion of the options was granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report.

(7)	Richard Symington was President and Chief Marketing Officer of the Company from April 2023 to May 2023 and was President and Chief Technology Officer of the Company from November 2023 to February 2024. Mr. Symington was not a named executive officer in 2022.

(8)	Richard Symington was granted an option to purchase 100,000 shares of common stock on April 5, 2023 and an option to purchase 50,000 shares of common stock on November 22, 2023. The options were granted subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report.

Management Employment and Consulting Agreements

Employment Agreement with Daniel Nelson

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and a director, which was dated and entered into by the Company and Mr. Nelson on the same date (the “Original CEO Employment Agreement”). Under the Original CEO Employment Agreement, Mr. Nelson will be employed in his current capacity as the Company’s Chief Executive Officer. The following is a summary of the terms of the Original CEO Employment Agreement.

Mr. Nelson’s annual base salary was $425,000 from November 22, 2023 to February 29, 2024, subject to modification upon execution of an amendment or addendum to the Original CEO Employment Agreement. Under an Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between the Company and Mr. Nelson (the “Amended and Restated CEO Employment Agreement”). Pursuant to the Amended and Restated CEO Employment Agreement, the Original CEO Employment Agreement was amended to reduce Mr. Nelson’s annual base salary from $425,000 to $200,000, effective March 1, 2024. No other terms of the Original CEO Employment Agreement were amended. The Company will pay or reimburse Mr. Nelson for all reasonable and necessary expenses actually incurred or paid by Mr. Nelson during his employment in the performance of his duties under the Original CEO Employment Agreement.

Mr. Nelson will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the Original CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. Nelson the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

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

Former Employment Agreements with David O’Hara

Under an employment contract with David O’Hara, the Company’s former Chief Operating Officer and former General Manager, dated March 30, 2021 (the “Original O’Hara Employment Contract”), Mr. O’Hara was employed as General Manager on an at-will basis beginning April 5, 2021. Mr. O’Hara’s salary was $200,000 per year. Mr. O’Hara was entitled to available standard employee benefits, which are subject to change without compensation. Mr. O’Hara was also entitled to a $25,000 bonus dependent upon performance review once every 90 days. The agreement contained non-competition, non-solicitation, and confidentiality provisions.

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

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Mr. O’Hara, which was dated and entered into by the Company and Mr. O’Hara on the same date (the “COO Employment Agreement”). The COO Employment Agreement amended, restated and superseded the Amended O’Hara Agreement. Under the COO Employment Agreement, Mr. O’Hara was employed in his former capacity as the Company’s Chief Operating Officer and Secretary. The following is a summary of the terms of the COO Employment Agreement.

Mr. O’Hara’s annual base salary was $275,000, subject to modification upon execution of an amendment or addendum to the COO Employment Agreement. Mr. O’Hara was also entitled to a one-time cash bonus payment of $100,000 on the date of the COO Employment Agreement. The Company agreed to pay or reimburse Mr. O’Hara for all reasonable and necessary expenses actually incurred or paid by Mr. O’Hara during his employment in the performance of his duties under the COO Employment Agreement.

Pursuant to the COO Employment Agreement, on November 22, 2023, Mr. O’Hara was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. O’Hara the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

Mr. O’Hara was eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options. The Company agreed to cover 100% of the health insurance premium costs for Mr. O’Hara’s spouse and dependent children. Mr. O’Hara was also entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Mr. O’Hara’s employment was at-will. If the Company had terminated Mr. O’Hara without cause, Mr. O’Hara would have been entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; (ii) benefits under group health and life insurance plans in which Mr. O’Hara participated prior to termination for 12 months following the date of termination; and (iii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans, including any accrued but unused paid time off. There would be no waiting period for the commencement of these payments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. O’Hara may have against the Company.

On March 1, 2024, Mr. O’Hara notified the Board of his resignation from his position as Chief Operating Officer, effective immediately. Mr. O’Hara also notified the Board that the COO Employment Agreement was terminated, effective immediately.

Former Employment Agreements and Former Consulting Agreement with Richard Symington

Under an Executive Employment Agreement with Richard Symington, dated as of April 5, 2023 (the “CMO Employment Agreement”), the Company agreed to employ Mr. Symington as its President and Chief Marketing Officer. Mr. Symington was also appointed as a director as of April 5, 2023. Mr. Symington’s base salary was $200,000 per year. The CMO Employment Agreement provided that Mr. Symington may receive any comprehensive benefits plans offered by the Company, including medical, dental and life insurance options. In addition, pursuant to the CMO Employment Agreement, Mr. Symington was granted a stock option to purchase 100,000 shares of common stock of the Company pursuant to the Plan and execution of a Stock Option Agreement. The option was subject to vesting as to one-third on each of the six-month anniversary, the 18-month anniversary, and the 30-month anniversary of the date of the consummation of the Company’s initial public offering (November 16, 2023), provided that Mr. Symington remained in continuous service with the Company, and had an exercise price of $2.50 per share. The CMO Employment Agreement provided that Mr. Symington’s employment is on an at-will basis, and may be terminated by the board of directors of the Company at any time for any or no reason, upon written notice to Mr. Symington. On May 26, 2023, Mr. Symington resigned from his positions as President and Chief Marketing Officer and a director, and terminated the CMO Employment Agreement. Accrued and unpaid compensation to Mr. Symington as of the date of termination was $5,000.

Under a Consulting Agreement, dated as of June 7, 2023 (the “Symington Consulting Agreement”), Mr. Symington was engaged to provide certain services on a consulting basis beginning 14 days after the closing of the Company’s initial public offering. The Symington Consulting Agreement was terminable at any time before or after that point in time upon five days’ notice. On November 22, 2023, the Company gave notice of termination of the Symington Consulting Agreement effective November 27, 2023, prior to the beginning of the service term under the Symington Consulting Agreement, which, under its terms, would have been November 30, 2023. No compensation was owed under the Symington Consulting Agreement upon termination.

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Mr. Symington, which was dated and entered into by the Company and Mr. Symington on the same date (the “CTO Employment Agreement”). Under the CTO Employment Agreement, Mr. Symington was employed as the Company’s President and Chief Technology Officer. Mr. Symington was also elected as a director as of December 19, 2023. The following is a summary of the terms of the CTO Employment Agreement.

Mr. Symington’s annual base salary was $375,000, subject to modification upon execution of an amendment or addendum to the CTO Employment Agreement. The Company agreed to pay or reimburse Mr. Symington for all reasonable and necessary expenses actually incurred or paid by Mr. Symington during his employment in the performance of his duties under the CTO Employment Agreement.

Mr. Symington was eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and was entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the CTO Employment Agreement, on November 22, 2023, Mr. Symington was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provided Mr. Symington the right to purchase 50,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option was subject to vesting as to one-third on each of the six-month anniversary, the 18-month anniversary, and the 30-month anniversary of November 16, 2023, the date of the consummation of the Company’s initial public offering (November 16, 2023), provided that Mr. Symington remained in continuous service with the Company.

Mr. Symington’s employment was at-will. If the Company had terminated Mr. Symington without cause after one year of employment from November 22, 2023, Mr. Symington would have been entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; and (ii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Symington may have against the Company.

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

On February 22, 2024, Mr. Symington notified the Board of his resignation from his positions as President, Chief Technology Officer, and a member of the Board, effective immediately. Mr. Symington also notified the Board that the CTO Employment Agreement was terminated, effective immediately.

Under our employment letter agreement with John Dorsey, a former Chief Executive Officer of the Company, dated January 13, 2022, Mr. Dorsey was employed on an at-will basis until his resignation on June 28, 2022. Under the agreement, Mr. Dorsey’s base salary was $240,000 per year paid according to the Company’s normal payroll cycle. The agreement provided for a grant of a non-statutory stock option to purchase shares of common stock equal to 1% of the Company’s equity on a fully-diluted basis as of the date of grant within three months of the date of the agreement, at an exercise price equal to the fair market value of a share of common stock determined consistent with Section 409A of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and subject to vesting and other terms and conditions. Mr. Dorsey was eligible for an annual cash incentive between 50% and 200% of base salary, based on the achievement of certain written performance goals established by the Company’s board of directors, and subject to the board’s certification of achievement of such goals. Mr. Dorsey was eligible for standard benefit and vacation plans. The agreement contained standard provisions for non-solicitation of customers or employees, non-competition, confidentiality, and non-disparagement.

Management Indemnification Agreements and Insurance

We have separately entered into an indemnification agreement with each of our directors and executive officers. Each indemnification agreement provides for indemnification to the fullest extent permitted by law, including: (i) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer, or on their behalf, in connection with any proceeding other than proceedings by or in the right of the Company or any claim, issue or matter therein, if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe the executive officer’s conduct was unlawful; (ii) all expenses actually and reasonably incurred by an executive officer, or on their behalf, in connection with a proceedings by or in the right of the Company if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, provided that if applicable law so provides, no indemnification against such expenses shall be made in respect of any claim, issue or matter in such proceeding as to which the executive officer shall have been adjudged to be liable to the Company unless and to the extent that the Court of Chancery of the State of Delaware shall determine that such indemnification may be made; (iii) to the extent that a executive officer is, by reason of the executive officer’s executive officer status, a party to and is successful, on the merits or otherwise, in any proceeding, including by dismissal of such proceeding with or without prejudice, then the executive officer shall be indemnified to the maximum extent permitted by law, as such may be amended from time to time, against all expenses actually and reasonably incurred by the executive officer or on the executive officer’s behalf in connection therewith; and (iv) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer or on an executive officer’s behalf if, by reason of the executive officer’s status as an executive officer, the executive officer is, or is threatened to be made, a party to or participant in any proceeding (including a proceeding by or in the right of the Company), including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the executive officer, except where the payment is finally determined (under the procedures, and subject to the presumptions, set forth in the indemnification agreements) to be unlawful. The Company shall also advance all such expenses incurred by or on behalf of each executive officer in connection with any of the above proceedings by reason of the executive officer’s executive officer status within 30 days after the receipt by the Company of a statement or statements from the executive officer requesting such advance or advances from time to time, whether prior to or after final disposition of such proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the executive officer and shall include or be preceded or accompanied by a written undertaking by or on behalf of the executive officer to repay any expenses advanced if it shall ultimately be determined that the executive officer is not entitled to be indemnified against such expenses. Any advances and undertakings to repay shall be unsecured and interest free. The indemnification agreements also provide for payments by the Company for the entire amount of any judgment or settlement of any action, suit or proceeding in which it is liable or would be liable if joined in such action, subject to the other terms and provisions of the indemnification agreements, and certain other indemnification and payment obligations. The indemnification agreements also provide that if we maintain a directors’ and officers’ liability insurance policy, that each director and executive officer will be covered by the policy to the maximum extent of the coverage available for any of the Company’s directors or executive officers.

We have obtained standard directors and officers liability insurance under which coverage is provided (a) to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such officers and directors pursuant to the indemnification agreements described above or otherwise as a matter of law.

Outstanding Equity Awards at Fiscal Year-End

The executive officers named above had the following unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2023.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel D. Nelson, Chief Executive Officer	58,333	41,667	(1)	-	$2.25	November 21, 2033	-		-	-	-

Daniel D. Nelson, Chief Executive Officer	35,000	-		-	$3.10	September 28, 2032	-		-	-	-

David O’Hara, former Chief Operating Officer(2)	58,333	41,667	(3)	-	$2.25	November 21, 2033	-		-	-	-

David O’Hara, former Chief Operating Officer(2)	14,531	15,469	(4)	-	$3.10	September 9, 2032	-		-	-	-

David O’Hara, former Chief Operating Officer(2)	14,531	15,469	(5)	-	$3.10	September 28, 2032	-		-	-	-

David O’Hara, former Chief Operating Officer(2)	-	-		-	-	-	45,000	(6)	50,850	-	-

Richard Symington, former President, Chief Technology Officer, former Chief Marketing Officer(7)	-	100,000	(8)	-	$2.50	April 5, 2033	-		-	-	-

Richard Symington, former President, Chief Technology Officer, and Chief Marketing Officer(7)	-	50,000	(9)	-	$2.25	November 21, 2033	-		-	-	-

(1)	As of December 31, 2023, the unvested shares under the option were subject to vesting in five equal monthly installments of approximately 8,333 shares each.

(2)	David O’Hara was Chief Operating Officer of the Company from July 2022 to March 2024.

(3)	As of December 31, 2023, the unvested shares under the option were subject to vesting in five equal monthly installments of approximately 8,333 shares each.

(4)	As of December 31, 2023, the unvested shares under the option were subject to vesting in 33 equal monthly installments of approximately 417 shares each.

(5)	As of December 31, 2023, the unvested shares under the option were subject to vesting in 33 equal monthly installments of approximately 417 shares each.

(6)	As of December 31, 2023, the unvested shares were subject to vesting as to 11,250 shares on March 14, 2024, as to 937 shares at the end of each of the following 35 calendar months following March 14, 2024, and as to 955 shares at the end of the 36th calendar month following March 14, 2024.

(7)	Richard Symington was President and Chief Marketing Officer of the Company from April 2023 to May 2023 and was President and Chief Technology Officer of the Company from November 2023 to February 2024.

(8)	Richard Symington, while serving as our President and Chief Marketing Officer and a director of the Company, was granted an option to purchase 100,000 shares of common stock on April 5, 2023. The option was subject to vesting as to 33,333 shares of common stock on May 16, 2024, 33,333 shares of common stock on May 16, 2025, and 33,334 shares of common stock on May 16, 2025. Mr. Symington resigned from each of his positions with the Company on May 26, 2023. Under the Symington Consulting Agreement, in which Mr. Symington agreed to provide certain services to the Company starting 14 days following the Company’s initial public offering, the Company agreed not to terminate the option pending the beginning of such services, subject to termination of the consulting agreement at any time. On November 22, 2023, the Company appointed Mr. Symington President and Chief Technology Officer and terminated the Symington Consulting Agreement prior to any services provided under the Symington Consulting Agreement. Mr. Symington was appointed as a director of the Company as of December 19, 2023. As of December 31, 2023, the stock option is considered to have been outstanding and exercisable subject to its vesting conditions.

(9)	As of December 31, 2023, the option was subject to vesting as to 16,667 shares of common stock on May 16, 2024, 16,667 shares of common stock on May 16, 2025, and 16,666 shares of common stock on May 16, 2025.

Additional Narrative to Named Executive Officer Compensation

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits other than plans do not discriminate in scope, terms or operation, in favor of executive officers of the registrant and that are available generally to all salaried employees.

Potential Payments Upon Termination or Change in Control

None of our named executive officers was entitled to severance compensation during the fiscal year ended December 31, 2023, except as described in “—Management Employment and Consulting Agreements”.

Director Compensation

The directors of the Company were compensated for services as directors during the fiscal year ended December 31, 2023 as follows:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
Clayton Adams(1)	$-	$-	$-		$-	$-	$-		$-

Glen Kim(2)	$-	$-	$-	(3)	$-	$-	$-		$-

Martin Lanphere(4)	$-	$-	$5,520	(5)	$-	$-	$25,176	(6)	$30,696

Roger Mason Jr.	$-	$-	$-	(7)	$-	$-	$-		$-

Noah (Jed) Smith(8)	$-	$-	$-	(9)	$-	$-	$-		$-

Richard Symington(10)	$-	$-	$-		$-	$-	$5,000		$-

Greg Economou(11)	$-	$-	$24,480	(12)	$-	$-	$-		$24,480

(1)	Clayton Adams was a director of the Company from July 2022 to April 2023.

(2)	Glen Kim was a director of the Company from July 2022 to February 2024.

(3)	Glen Kim was granted an option to purchase 5,000 shares of common stock on September 28, 2022 with an exercise price of $3.10 per share. The option was outstanding as of December 31, 2023.

(4)	Martin Lanphere was a director of the Company from September 2022 to December 2023.

(5)	Martin Lanphere was granted an option to purchase 3,000 shares of common stock on April 11, 2023 with an exercise price of $2.50 per share. The aggregate grant date fair value of this option as set forth in this table was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report. Mr. Lanphere was also granted an option to purchase 27,000 shares of common stock on September 28, 2022 with an exercise price of $3.10 per share. The options were outstanding as of December 31, 2023.

(6)	Consisted of reimbursement of expenses for service on the board of directors.

(7)	Roger Mason Jr. was granted an option to purchase 24,000 shares of common stock on September 9, 2022 with an exercise price of $3.10 per share. The option remained subject to vesting as to 14,000 shares as of December 31, 2023, which vest in 2,000-share increments over three years on each subsequent 9th of March, June, September, and December. No other options, shares of stock or equity incentive plan awards subject to vesting were held by Mr. Mason on December 31, 2022.

(8)	Noah (Jed) Smith was a director of the Company from July 2022 to April 2023.

(9)	Noah (Jed) Smith was granted an option to purchase 5,000 shares of common stock on September 28, 2022 with an exercise price of $3.10 per share. The option had expired unexercised as of December 31, 2023.

(10)	Richard Symington was a director of the Company from April 2023 to May 2023, and from December 2023 to February 2024.

(11)	Greg Economou has been a director of the Company since May 2023.

(12)	Greg Economou was granted an option to purchase 24,000 shares of common stock on May 9, 2023 with an exercise price of $2.50 per share. The aggregate grant date fair value of this option was computed in accordance with ASC Topic 718 based on the assumptions described in footnotes 1 and 10 to the Company’s audited financial statements accompanying this report. The option remained subject to vesting as to 20,000 shares as of December 31, 2023, which vest in 2,000-share increments on each subsequent 9th of August, November, February, or May which most closely follows from the vesting start date of May 9, 2023.

Additional Narrative to Director Compensation

Each of the Company’s independent directors, Roger Mason Jr., Greg Economou, and Peter Borish, has entered into an independent director agreement. We also entered into an independent director agreement with former directors Clayton Adams, Noah (Jed) Smith, Martin Lanphere, and Glen Kim. In accordance with their independent director agreements, we granted equity awards and, subsequent to 2023 as to Mr. Borish, cash fees, to these current and former directors. Mr. Adams, Mr. Smith, Mr. Lanphere, and Mr. Kim, resigned from the board of directors in April 2023, April 2023, December 2023, and February 2024, respectively, and their independent director agreements expired in accordance with their terms at such times.

During 2023, an option to purchase 3,000 shares of common stock was awarded to Mr. Lanphere with an exercise price of $2.50 per share; an option to purchase 100,000 shares of common stock was awarded to Richard Symington, a former director who was serving as President and Chief Marketing Officer at the time of such grant, with an exercise price of $2.50 per share; an option to purchase 24,000 shares of common stock was awarded to Mr. Economou with an exercise price of $2.50 per share; and an option to purchase 50,000 shares of common stock was awarded to Mr. Symington, who was a director and serving as President and Chief Technology Officer at the time of such grant, with an exercise price of $2.25 per share. The options awarded to Mr. Symington and Mr. Economou are subject to vesting conditions.

We will also reimburse each independent director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the independent director’s duties for us.

In accordance with our independent director agreements, we separately entered into an indemnification agreement with each of our current independent directors and Mr. Kim, Mr. Smith, Mr. Clayton, Mr. Lanphere, and Mr. Symington. Each indemnification agreement provides for indemnification to the fullest extent permitted by law, including: (i) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by a director, or on their behalf, in connection with any proceeding other than proceedings by or in the right of the Company or any claim, issue or matter therein, if the director acted in good faith and in a manner the director reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe the director’s conduct was unlawful; (ii) all expenses actually and reasonably incurred by a director, or on their behalf, in connection with a proceedings by or in the right of the Company if the director acted in good faith and in a manner the director reasonably believed to be in or not opposed to the best interests of the Company, provided that if applicable law so provides, no indemnification against such expenses shall be made in respect of any claim, issue or matter in such proceeding as to which the director shall have been adjudged to be liable to the Company unless and to the extent that the Court of Chancery of the State of Delaware shall determine that such indemnification may be made; (iii) to the extent that a director is, by reason of the director’s director status, a party to and is successful, on the merits or otherwise, in any proceeding, including by dismissal of such proceeding with or without prejudice, then the director shall be indemnified to the maximum extent permitted by law, as such may be amended from time to time, against all expenses actually and reasonably incurred by the director or on the director’s behalf in connection therewith; and (iv) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by a director or on a director’s behalf if, by reason of the director’s status as a director, the director is, or is threatened to be made, a party to or participant in any proceeding (including a proceeding by or in the right of the Company), including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the director, except where the payment is finally determined (under the procedures, and subject to the presumptions, set forth in the indemnification agreements) to be unlawful. The Company shall also advance all such expenses incurred by or on behalf of each director in connection with any of the above proceedings by reason of the director’s director status within 30 days after the receipt by the Company of a statement or statements from the director requesting such advance or advances from time to time, whether prior to or after final disposition of such proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the director and shall include or be preceded or accompanied by a written undertaking by or on behalf of the director to repay any expenses advanced if it shall ultimately be determined that the director is not entitled to be indemnified against such expenses. Any advances and undertakings to repay shall be unsecured and interest free. The indemnification agreements also provide for payments by the Company for the entire amount of any judgment or settlement of any action, suit or proceeding in which it is liable or would be liable if joined in such action, subject to the other terms and provisions of the indemnification agreements, and certain other indemnification and payment obligations. The indemnification agreements also provide that if we maintain a directors’ and officers’ liability insurance policy, that each director and executive officer will be covered by the policy to the maximum extent of the coverage available for any of the Company’s directors or executive officers.

Directors and Officers Liability Insurance

We have obtained standard directors and officers liability insurance under which coverage is provided (a) to our directors and officers against loss rising from claims made by reason of breach of duty or other wrongful act, and (b) to us with respect to payments which we may make to such officers and directors pursuant to the indemnification agreements described above or otherwise as a matter of law.

Signing Day Sports, Inc. 2022 Equity Incentive Plan

On August 31, 2022, we established the Signing Day Sports, Inc. 2022 Equity Incentive Plan and reserved 750,000 shares of common stock for issuance under the Plan. On February 27, 2024, the Plan was amended to increase the number of shares of common stock reserved for issuance under the Plan to 2,250,000 shares. The Plan was established to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. Under the Plan, we may grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. As of March 26, 2024, 432,878 shares remain available for issuance under the Plan. The Plan and all awards granted under the Plan are intended to comply with Section 409A of the Code to the extent subject thereto, and, accordingly, to the maximum extent permitted, the Plan and all awards agreements shall be interpreted and administered to be in compliance therewith.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the common stock on the date of grant. Stock options granted may be either incentive stock options or non-statutory stock options.

Stock appreciation rights, or SARs, may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by the administrator.

Restricted awards are awards of shares of common stock or rights to shares of common stock to participants at no cost. Restricted stock awards represent issued and outstanding shares of common stock which may be subject to vesting criteria under the terms of the award within the discretion of the administrator. Restricted stock units represent the right to receive shares of common stock which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the administrator. Restricted stock and the rights under restricted stock units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for performance compensation awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan: The purposes of the Plan are (a) to enable the Company and any affiliate company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan: The Plan is administered by the Compensation Committee. In this summary, we refer to the Compensation Committee as the administrator. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees); consultants, i.e., persons engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the Plan: The maximum number of shares of our common stock that may be delivered to participants under the Plan is 2,250,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan.

Stock Options:

General. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions of the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with the Company or an affiliate company terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Statutory Options. As described elsewhere in this summary, an incentive stock option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-statutory stock options. Only employees may be granted incentive stock options. Any option that does not qualify as an incentive stock option will be a non-statutory stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the common stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Restricted Stock Awards. A restricted stock award is a grant of shares of common stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The administrator may remove any vesting or other restrictions from restricted stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of restricted stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

Restricted Stock Units. A restricted stock unit is a right to receive stock on a future date, at which time the restricted stock unit will be settled and the stock to which it granted rights will be issued to the restricted stock unit holder.  These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Restricted stock units are forfeitable and generally non-transferable until they vest. The administrator may remove any vesting or other restrictions from a restricted stock unit whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. A restricted stock unit holder has no rights as a stockholder. The administrator may exercise discretion to credit a restricted stock unit with cash and stock dividends, with or without interest, and distribute such credited amounts upon settlement of a restricted stock unit, and if the restricted stock unit is forfeited, such dividend equivalents will also be forfeited.

Performance Share Awards and Performance Compensation Awards: The administrator may grant performance share awards and performance compensation awards. A performance share means the grant of a right to receive a number of actual shares of common stock or share units based upon the performance of the Company during a performance period, as determined by the administrator. The administrator may determine the number of shares subject to the performance share award, the performance period, the conditions to be satisfied to warn an award, and the other terms, conditions and restrictions of the award. No payout of a performance share award will be made except upon written certification by the administrator that the minimum threshold performance goal(s) have been achieved.

The administrator may also designate any of the other awards described above as a performance compensation award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of common stock on the grant date). In addition, the administrator shall have the authority to make an award of a cash bonus to any participant and designate such award as a performance compensation award. The participant must be employed by the Company on the last day of the performance period to be eligible for payment in respect of a performance compensation award unless otherwise provided in the applicable award agreement. A performance compensation award will be paid only to the extent that the administrator certifies in writing whether and the extent to which the applicable performance goals for the performance period have been achieved and the applicable performance formula determines that the performance compensation award has been earned. A performance formula means, for a performance period, the one or more objective formulas applied against the relevant performance goal to determine, with regard to the performance compensation award of a particular participant, whether all, some portion but less than all, or none of the performance compensation award has been earned for the performance period. The administrator will not have the discretion to grant or provide payment in respect of a performance compensation award for a performance period if the performance goals for such performance period have not been attained.

The administrator will establish performance goals for each performance compensation award based upon the performance criteria that it has selected. The performance criteria shall be based on the attainment of specific levels of performance of the Company and may include the following: (a) net earnings or net income (before or after taxes); (b) basic or diluted earnings per share (before or after taxes); (c) net revenue or net revenue growth; (d) gross revenue; (e) gross profit or gross profit growth; (f) net operating profit (before or after taxes); (g) return on assets, capital, invested capital, equity, or sales; (h) cash flow (including, but not limited to, operating cash flow, free cash flow, and cash flow return on capital); (i) earnings before or after taxes, interest, depreciation and/or amortization; (j) gross or operating margins; (k) improvements in capital structure; (l) budget and expense management; (m) productivity ratios; (n) economic value added or other value added measurements; (o) share price (including, but not limited to, growth measures and total stockholder return); (p) expense targets; (q) margins; (r) operating efficiency; (s) working capital targets; (t) enterprise value; (u) safety record; (v) completion of acquisitions or business expansion; (w) achieving research and development goals and milestones; (x) achieving product commercialization goals; and (y) other criteria as may be set by the administrator from time to time.

The administrator will also determine the performance period for the achievement of the performance goals under a performance compensation award. At any time during the first 90 days of a performance period (or such longer or shorter time period as the administrator shall determine) or at any time thereafter, in its sole and absolute discretion, to adjust or modify the calculation of a performance goal for such performance period in order to prevent the dilution or enlargement of the rights of participants based on the following events: (a) asset write-downs; (b) litigation or claim judgments or settlements; (c) the effect of changes in tax laws, accounting principles, or other laws or regulatory rules affecting reported results; (d) any reorganization and restructuring programs; (e) extraordinary nonrecurring items as described in Accounting Principles Board Opinion No. 30 (or any successor or pronouncement thereto) and/or in management’s discussion and analysis of financial condition and results of operations appearing in the Company’s annual report to stockholders for the applicable year; (f) acquisitions or divestitures; (g) any other specific unusual or nonrecurring events, or objectively determinable category thereof; (h) foreign exchange gains and losses; and (i) a change in the Company’s fiscal year.

Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate.

In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator generally has the power to accelerate the exercise or vesting period of an award. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the administrator at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the administrator, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of common stock under an award by tendering a cash payment authorizing the Company to withhold shares of common stock otherwise issuable to the participant as a result of the exercise or acquisition of common stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). Our board of directors has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

Clawback Policy

On November 2, 2023, our board of directors adopted a Clawback Policy in accordance with applicable NYSE American rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. A copy of the Clawback Policy has been filed as Exhibit 97.1 to this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 26, 2024 by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of March 26, 2024, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Unless otherwise specified, the address of each of the persons named in this table is c/o Signing Day Sports, Inc., 8355 East Hartford Rd., Suite 100, Scottsdale, AZ 85255.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (%)(1)
Common Stock	Daniel D. Nelson, Chief Executive Officer, Chairman, and Director	844,851	(2)	5.5
-	Damon Rich, Interim Chief Financial Officer	-		-
Common Stock	Trent Whitehead, Vice President of Human Resources and Secretary	28,333	(3)	0.2
Common Stock	Roger Mason Jr., Director	10,000	(4)	*
Common Stock	Greg Economou, Director	8,000	(5)	*
Common Stock	Peter Borish, Director	43,796		*
Common Stock	All directors and executive officers (6 persons)	934,980		6.1%
Common Stock	Dennis Gile(6)	2,176,377		14.2
Common Stock	Dorsey Family Holdings, LLC(7)	1,309,940		8.5
Common Stock	John Dorsey(8)	1,369,940	(8)	8.9
Common Stock	Virginia Byrd(9)	817,785		5.3
Common Stock	Jodi B. Nelson(10)	844,851	(10)	5.5
Common Stock	David O’Hara(11)	150,938	(12)	1.0
Common Stock	Richard Symington(13)	100,000		0.6

*	Non-employee director beneficially owning less than 1% of the shares of the Company’s common stock.

(1)	Based on 15,365,312 shares of common stock issued and outstanding as of March 26, 2024. For each beneficial owner above, any options exercisable within 60 days of March 26, 2024 have been included in the denominator.

(2)	The shares of common stock beneficially owned consist of (i) 709,851 shares of common stock held by the Nelson Trust (ii) 5,000 shares of common stock issuable upon the exercise of an option held by Daniel D. Nelson (iii) 30,000 shares of common stock issuable upon the exercise of an option held by Daniel D. Nelson, and (iv) 100,000 shares of common stock issuable upon the exercise of an option held by Daniel D. Nelson within 60 days of March 26, 2024. Daniel D. Nelson and Jodi B. Nelson, who is the spouse of Mr. Nelson, are the co-trustees of the Nelson Trust. Mr. Nelson is deemed to beneficially own the shares of common stock beneficially owned by the Nelson Trust and have shared voting and dispositive power with Ms. Nelson over its shares. Mr. Nelson also has shared voting and dispositive power with Ms. Nelson over the shares of common stock that may be purchased by exercise of Mr. Nelson’s stock options.

(3)	Consists of (i) 25,000 shares of common stock and (ii) 3,333 shares of common stock issuable upon the exercise of an option within 60 days of March 26, 2024.

(4)	Consists of 10,000 shares of common stock issuable upon the exercise of an option within 60 days of March 26, 2024.

(5)	Consists of 8,000 shares of common stock issuable upon the exercise of an option within 60 days of March 26, 2024.

(6)	Dennis Gile’s last known address is 4010 E. Leland St., Mesa, AZ 85215.

(7)	John Dorsey, a former officer and director of the Company, is the manager of Dorsey LLC. Mr. Dorsey is deemed to beneficially own the shares of common stock beneficially owned by Dorsey LLC and has sole voting and dispositive power over its shares. Dorsey LLC’s last known address is 18690 N. 101st Pl., Scottsdale, AZ 85255.

(8)	The shares of common stock beneficially owned consist of 1,309,940 shares of common stock held by Dorsey LLC and 60,000 shares of common stock held by John Dorsey. John Dorsey, a former officer and director of the Company, is the manager of Dorsey LLC. Mr. Dorsey is deemed to beneficially own the shares of common stock beneficially owned by Dorsey LLC and has sole voting and dispositive power over its shares. Mr. Dorsey’s last known address is 18690 N. 101st Pl., Scottsdale, AZ 85255.

(9)	The shares of common stock beneficially owned consist of 50,000 shares of common stock held by Virginia Byrd Revocable Trust and 767,785 shares of common stock held by Byrd Enterprises of Arizona, Inc., an Arizona corporation (“Byrd Enterprises”). Virginia Byrd, Byrd Enterprises’ president and sole shareholder, is deemed to beneficially own the shares of common stock beneficially owned by Byrd Enterprises and has sole voting and dispositive power over its shares. Virginia Byrd Revocable Trust is an Indiana trust provided for by the Virginia Byrd Revocable Trust Agreement established on February 6, 2009. Virginia Byrd, trustee of the Virginia Byrd Revocable Trust, is deemed to beneficially own the shares of common stock beneficially owned by the Virginia Byrd Revocable Trust and have sole voting and dispositive power over its shares.

(10)	The shares of common stock beneficially owned consist of (i) 709,851 shares of common stock held by the Nelson Trust (ii) 5,000 shares of common stock issuable upon the exercise of an option held by Daniel D. Nelson (iii) 30,000 shares of common stock issuable upon the exercise of an option held by Daniel D. Nelson, and (iv) 100,000 shares of common stock issuable upon the exercise of an option held by Daniel D. Nelson within 60 days of March 26, 2024. Jodi B. Nelson is a co-trustee of the Nelson Trust and is the spouse of Mr. Nelson, and is deemed to beneficially own the shares of common stock beneficially owned by each of the Nelson Trust and Mr. Nelson and have shared voting and dispositive power over such shares. Ms. Nelson’s business address is 9820 E Thompson Peak Pkwy, Lot 623, Scottsdale, AZ 85255.

(11)	David O’Hara was Chief Operating Officer of the Company from July 2022 to March 2024, and is a named executive officer.

(12)	Consists of (i) 45,000 shares of common stock, (ii) 15,469 shares of common stock issuable upon exercise of an option within 60 days of March 26, 2024, (iii) 15,469 shares of common stock issuable upon exercise of an option within 60 days of March 26, 2024; and (iv) 75,000 shares of common stock issuable upon exercise of an option within 60 days of March 26, 2024.

(13)	Richard Symington was President and Chief Marketing Officer of the Company from April 2023 to May 2023, was President and Chief Technology Officer of the Company from November 2023 to February 2024, and is a named executive officer.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	651,000	(2)	$2.58	9,000	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	651,000	(2)	$2.88	9,000	(3)

(1)	On August 31, 2022, we established the Signing Day Sports, Inc. 2022 Equity Incentive Plan and reserved 750,000 shares of common stock for issuance under the Plan. On February 27, 2024, the Plan was amended to increase the number of shares of common stock reserved for issuance under the Plan to 2,250,000 shares. The Plan was established to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. Under the Plan, we may grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 2,250,000 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. The Plan and all awards granted under the Plan are intended to comply with Section 409A of the Code to the extent subject thereto, and, accordingly, to the maximum extent permitted, the Plan and all awards agreements shall be interpreted and administered to be in compliance therewith. For a further description of the Plan, see Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2023.

(3)	Represents shares available for award grant purposes under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2022 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	Under the First CBAZ Loan Agreement, the Company and CBAZ entered into the First CBAZ LOC. In connection with the First CBAZ LOC, CBAZ issued the First CBAZ Promissory Note, with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel D. Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust, and secured by the property of the Company, Daniel D. Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions. The total approximate dollar value of this transaction was $354,124. The approximate dollar value of the interest of each of Mr. Nelson, Ms. Nelson, and the Nelson Trust in this transaction was $350,000 plus interest.

●	Certain of our current or former officers, directors, and stockholders who held or beneficially owned more than 5% of the common stock of the Company at the time of the transaction purchased shares in our initial public offering on November 16, 2023, at the initial public offering price of $5.00 per share. Virginia Byrd Revocable Trust, of which Virginia Byrd, a beneficial owner of more than 5% of the common stock of the Company, purchased 50,000 shares of common stock for a purchase price of $250,000; Noah (Jed) Smith, a former director and a former holder of more than 5% of the common stock of the Company, purchased 50,000 shares of common stock for a purchase price of $250,000; Clayton Adams, a former director and a former holder of more than 5% of the common stock of the Company, purchased 50,000 shares of common stock for a purchase price of $250,000; the Nelson Trust, one of whose co-trustees is Daniel D. Nelson, our Chief Executive Officer, Chairman, and a director of the Company, purchased 20,000 shares of common stock for a purchase price of $100,000; John Dorsey, the second-largest beneficial owner of the common stock of the Company and a former Chief Executive Officer and director of the Company, purchased 20,000 shares of common stock for a purchase price of $100,000; Zone Right, a former beneficial owner of more than 5% of the shares of common stock of the Company, and the managing member of which, Glen Kim, is a former director and a former beneficial owner of more than 5% of the shares of common stock of the Company, purchased 20,000 shares of common stock for a purchase price of $100,000.

●	On July 23, 2023, the Company issued a promissory note in the amount of $130,000 to Daniel Nelson. Mr. Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 23, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount could be prepaid at any time. As of November 22, 2023, the balance of $130,000 was repaid. Mr. Nelson waived all interest owed under the promissory note.

●	Under a Secondary Stock Purchase Agreement, dated June 28, 2023, between Clayton Adams, a former director and a former beneficial owner of more than 5% of the common stock of the Company, and Matthew Atkinson, a former director and a former beneficial owner of more than 5% of the issued and outstanding shares of the Company, Mr. Adams agreed to purchase 333,000 shares of common stock from Mr. Atkinson for $250,000. The Company consented to the sale and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Adams and Mr. Atkinson were parties.

●	Under a Securities Purchase Agreement, dated June 19, 2023, between Clayton Adams, a former director and a former beneficial owner of more than 5% of the common stock of the Company, and Kimsey Ventures LLC (“Kimsey Ventures”), Mr. Adams agreed to sell 100,000 shares of common stock to Kimsey Ventures for $250,000. The Company consented to the sale and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Adams was a party. Pursuant to the requirements of the Shareholder Agreement, Kimsey Ventures also agreed to become a party to the Shareholder Agreement.

●	On April 10, 2023, the Company issued Richard Symington, the Company’s former President, Chief Technology Officer, Chief Marketing Officer, and director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in a private placement. The promissory note incurred interest at 8% annually and was to mature on the earlier to occur of March 17, 2025 or a Liquidity Event (defined in the same manner as “Alternative Liquidity Event,” except such term also applies to an initial public offering and national stock exchange listing of the common stock). If a Liquidity Event occurred before March 17, 2025, the warrant would be automatically exercised as to the unexercised portion of the warrant, the outstanding balance due under the 8% unsecured promissory note would be deemed repaid in the amount of the unexercised portion of the warrant from the automatic exercise of the unexercised portion of the warrant, and any remaining balance outstanding under the promissory note must be repaid in cash. If a Liquidity Event had not occurred before March 17, 2025, then both principal and interest outstanding under the note would be required to be repaid in cash. The warrant was voluntarily exercisable for cash prior to the maturity date of the promissory note or, as indicated above, would be automatically exercised for shares of common stock upon the consummation of a Liquidity Event. The warrant had a five-year term. Mr. Symington also entered into a subscription agreement which provided certain registration rights with respect to the shares underlying the warrant. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 100,000 shares of common stock for $2.50 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the IPO Registration Statement. A total of $11,836 in accrued unpaid interest was due and payable on the promissory note as of December 31, 2023.

●	Under the terms of the Repurchase Agreement, on March 31, 2023, we paid an aggregate purchase price of $800,000 for 600,000 shares of common stock formerly held by Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share. Pursuant to the Repurchase Agreement, the Dorsey/Gile Settlement Payment was made to John Dorsey, the second-largest beneficial owner of our common stock and a former Chief Executive Officer and director of the Company, as part of the settlement of the Dorsey/Gile Lawsuit under the Dorsey/Gile Settlement Agreement. Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of the CFO Certificate. Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Dorsey/Gile Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment, transfer 40,000 shares of the Company to Mr. Dorsey. The Company consented to the transfer and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Gile was a party. Pursuant to the requirements of the Shareholder Agreement, Mr. Dorsey also agreed to become a party to the Shareholder Agreement. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release of the Company and did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Dorsey/Gile Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement. The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of 40,000 shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

●	Under the Mutual Release Agreement, as of March 29, 2023, Mr. Dorsey agreed to a general release of claims against and covenant not to sue the Company, the Company’s affiliates, stockholders, and certain other Company releasees, and the Company agreed to a general release of claims against and covenant not to sue Mr. Dorsey, Mr. Dorsey’s affiliates, and certain other releasees, subject to payment of the Dorsey/Gile Settlement Payment, which, as indicated above, was made on March 31, 2023. The releases of claims and covenants not to sue under the Mutual Release Agreement do not apply to breach of the Dorsey/Gile Settlement Agreement or to the January 2023 Dorsey Settlement Agreement.

●	On March 17, 2023, the Company issued a promissory note in the amount of $10,000 to Daniel Nelson. Daniel Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 17, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount was permitted to be prepaid at any time. The approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $10,000, plus accrued interest. On November 16, 2023, in connection with the closing of the Company’s initial public offering, the promissory note matured and became due. As of November 16, 2023, the balance due under the Nelson Note was $10,263 and was fully repaid as of November 22, 2023.

●	On March 8, 2023, the Company issued a promissory note in the amount of $95,000 to Nelson Financial Services Inc. Daniel Nelson is the Chief Executive Officer and sole owner of Nelson Financial Services Inc. and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount was permitted to be prepaid at any time. As Chief Executive Officer and sole owner of Nelson Financial Services Inc., the approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $95,000, plus accrued interest. On October 10, 2023, the balance of $97,670 was fully repaid.

●	On March 1, 2023, the Company issued a promissory note in the amount of $75,000 to Nelson Financial Services Inc. Daniel Nelson is the Chief Executive Officer and sole owner of Nelson Financial Services Inc. and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note was required to be repaid within ten days. The amount could be prepaid at any time. As Chief Executive Officer and sole owner of Nelson Financial Services Inc., the approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $75,000, plus accrued interest. The promissory note was fully repaid on May 18, 2023.

●	On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Dennis Gile. Mr. Gile is our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company. The promissory note provides for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note must be repaid within ten days. The amount could be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provides that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. The promissory note was repaid on April 6, 2023 with accrued interest not including default interest. Mr. Gile did not demand repayment or exercise any remedies under the promissory note prior to such repayment and has not indicated any intent to do so. The approximate dollar value of Mr. Gile’s interest in this transaction was approximately $35,000, plus accrued interest.

●	On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Daniel Nelson. Mr. Nelson is Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note was required to be repaid within ten days. The amount was permitted to be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provided that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. Mr. Nelson agreed to extend the maturity date to the closing of the initial public offering and waive payment of any default interest. The approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $35,000, plus accrued interest. On October 10, 2023, the balance of $37,635 was fully repaid.

●	Under our Settlement Agreement with Dennis Gile, our largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, dated as of May 12, 2022, the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to Mr. Gile’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Mr. Gile’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Mr. Gile may have under the terms of the Severance Agreement, including the releases of any and all claims against the Company and certain related parties as contained therein, Mr. Gile’s agreement to be terminated effective on January 1, 2022 and receive a severance payment of $53,500 pursuant to Section 1 of the Severance Agreement, paid in March 2022, all of which terms were to remain in force notwithstanding the provisions of the Settlement Agreement. Further, Mr. Gile irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Mr. Gile believed should have been paid or were owed to Mr. Gile by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Mr. Gile owned 2,816,377 shares of common stock pursuant to the Settlement Agreement. Mr. Gile also irrevocably covenanted that he would not sue the Company or the other released parties in respect of any of the matters released and discharged. Notwithstanding the Severance Agreement referenced above, Mr. Gile has not had a written employment agreement with the Company, has not been terminated, and has not received a salary since 2021, but has continued to receive standard employee benefits on a monthly basis.

●	Under our Settlement Agreement with Dorsey LLC, John Dorsey, in his individual capacity, formerly Chief Executive Officer and a director of the Company, and his spouse, Elena Dorsey, to the extent of such spouse’s community property interest, if any (together, “Dorsey”), dated as of April 25, 2022, the parties agreed, among other things, (1) that Dorsey had held 959,940 shares of SDS Inc. – DE’s common stock at that time, (2) that prior to the anticipated redomestication of SDS LLC – AZ to Delaware as a Delaware limited liability company and conversion to a Delaware corporation, Dorsey was a member of SDS LLC – AZ and was a party to SDS LLC – AZ’s Fourth Amended Limited Liability Company Operating Agreement dated July 16, 2021 (the “SDS LLC – AZ Operating Agreement”), (3) that the SDS LLC – AZ Operating Agreement provided Dorsey, among other things, certain anti-dilution protections whereby SDS LLC – AZ would have been required to issue additional equity to Dorsey if SDS LLC – AZ were to have issued additional equity which would have the effect of reducing Dorsey’s ownership below 11% of SDS LLC – AZ’s outstanding equity (the “Dorsey Anti-Dilution Provision”), (4) that on April 25, 2022, Dorsey LLC would receive a total of 350,000 shares of common stock of SDS Inc. – DE in exchange for Dorsey’s cancellation, waiver, and release of all of Dorsey’s rights under the Dorsey Anti-Dilution Provision in the SDS LLC – AZ Operating Agreement, (5) to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to the Dorsey Anti-Dilution Provision, Dorsey’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Dorsey’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Dorsey may have under the terms of that certain Offer of Employment between John Dorsey and SDS LLC – AZ, dated January 13, 2022, or that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, the Company has no agreements with Dorsey otherwise relating to, and has not issued to Dorsey, any simple agreement for future equity or convertible note. Further, Dorsey irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Dorsey believed should have been paid or were owed to Dorsey by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Dorsey LLC owned 1,309,940 shares of common stock pursuant to the Settlement Agreement. Dorsey also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged. Mr. Dorsey is deemed to beneficially own the shares of common stock owned by Dorsey LLC and has sole voting and dispositive power over its shares.

●	On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on the Alleged Loan in connection with the Loan Dispute. Under the January 2023 Dorsey Settlement Agreement, Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023. Mr. Dorsey orally waived enforcement of the repayment obligation until the tenth day following the consummation of the Company’s initial public offering. The net balance of this promissory note was $40,000 as of September 30, 2023. On November 16, 2023, in connection with the closing of the Company’s initial public offering, the balance of $40,000 became due and payable within ten days. The balance was fully repaid as of November 22, 2023.

●	Under our Settlement Agreement with Noah (Jed) Smith, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, and his spouse, Glory Smith, to the extent of such spouse’s community property interest, if any (together, “Smith”), dated as of May 13, 2022, the parties agreed, among other things, (1) that Dennis Gile, the founder of SDS LLC – AZ, our largest stockholder, and a former Chief Executive Officer, President, Secretary, and Chairman of the Company, agreed and contracted to fulfill certain obligations to Smith, including, but not limited to, granting a profits interest that was intended to be a membership interest in SDS LLC – AZ as well as a percentage of future profits from the operations or sale of SDS LLC – AZ, pursuant to that certain Contribution and Profit-Sharing Agreement between Mr. Gile and Smith, dated April 5, 2019, as amended by that certain First Amendment to Contribution and Profit-Sharing Agreement dated December 9, 2019, and that certain Second Amendment to Contribution and Profit-Sharing Agreement dated August 21, 2020, all attached as an exhibit to the Settlement Agreement (collectively, the “Smith Contribution and Profit-Sharing Agreement”), (2) that Mr. Smith held 300,000 shares of common stock in SDS Inc. – DE in exchange for Smith’s previous contributions to SDS LLC – AZ, (3) that on May 13, 2022, Mr. Smith would receive an additional 100,000 shares of common stock of SDS Inc. – DE in exchange for the termination of Smith’s rights under the Smith Contribution and Profit-Sharing Agreement, (4) that following such receipt of such additional shares, Mr. Smith would have a total of 400,000 shares of common stock, and (5) to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to the Smith Contribution and Profit-Sharing Agreement, Smith’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Smith’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Smith may have under that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, the Company has no agreements with Smith otherwise relating to, and has not issued to Smith, any simple agreement for future equity or convertible note. Further, Smith irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Smith believed should have been paid or were owed to Smith by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Mr. Smith owned 400,000 shares of common stock pursuant to the Settlement Agreement. Smith also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged.

●	Under our Settlement Agreement with Virginia Byrd, an individual beneficial owner of more than 5% of the outstanding common stock of the Company, and Byrd Enterprises, a former beneficial owner of more than 5% of the outstanding common stock of the Company, dated as of May 13, 2022 (together, “Byrd”), the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to Byrd’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Byrd’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Byrd may have under that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, the Company has no agreements with Byrd otherwise relating to, and has not issued to Byrd, any simple agreement for future equity or convertible note. Further, Byrd irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Byrd believed should have been paid or were owed to Byrd by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Byrd Enterprises owned 767,785 shares of common stock pursuant to the Settlement Agreement. Byrd also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged.

●	On November 15, 2021, the Company issued a 6% convertible unsecured promissory note in the amount of $565,000 to Zone Right, a former beneficial owner of more than 5% of the shares of common stock of the Company, in a private placement. Glen Kim, a former director and a former beneficial owner of more than 5% of the shares of common stock of the Company, and the managing member of Zone Right, is deemed to beneficially own the shares of common stock owned by Zone Right and has sole voting and dispositive power over its shares. The convertible note incurred interest at 6% annually and was to mature on November 15, 2024. The convertible note contained provisions for optional and mandatory conversion and conversion price adjustments. Upon conversion, any interest accrued under the convertible note was to be waived. On November 13, 2023, the Company issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions as if 110% of the principal being converted was being converted. Zone Right also entered into a subscription agreement and investor rights and lockup agreement which provided information and inspection rights, registration rights, lock-up provisions, participation rights in subsequent securities offerings and private placements, and typical “drag along” and “tag along” rights. See “Description of Securities – 6% Convertible Unsecured Promissory Notes” of Exhibit 4.1 to this annual report for a further description of the terms of the convertible note and related agreements. On November 16, 2023, the closing of the Company’s initial public offering and the listing of its common stock on the NYSE American constituted a Liquidity Event with respect to the convertible note. As a result, on November 16, 2023, the principal of $565,000 outstanding under the convertible note automatically converted into a total of 248,600 shares of common stock, based on the conversion price of 50% of the initial public offering price of $5.00 per share, in accordance with the settlement notice described above, and the interest under the convertible note was waived in accordance with its terms.

●	Under our Settlement Agreement with Zone Right, a former beneficial owner of more than 5% of the shares of common stock of the Company, Glen Kim, a former director and a former beneficial owner of more than 5% of the shares of common stock of the Company, and his spouse, Jessica Lee, to the extent of such spouse’s community property interest, if any, dated as of April 26, 2022 (the “Zone Right Parties”), the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to the Zone Right Parties’ direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or the Zone Right Parties’ direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or the Zone Right Parties may have under that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, other than as otherwise disclosed above, the Company has no agreements with the Zone Right Parties otherwise relating to, and has not issued to the Zone Right Parties, any Simple Agreement for Future Equity or convertible note. Further, the Zone Right Parties irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that the Zone Right Parties believed should have been paid or were owed to the Zone Right Parties by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Zone Right owned 483,833 shares of common stock pursuant to the Settlement Agreement. The Zone Right Parties also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged. Mr. Kim is deemed to beneficially own the shares of common stock owned by Zone Right and has sole voting and dispositive power over its shares.

●	Under a lease agreement dated as of October 7, 2021 and an addendum dated the same date, we leased our former corporate offices consisting of approximately 7,800 square feet for a term of five years beginning January 1, 2022 and ending December 31, 2026 for a monthly rent of $20,800 plus tax and certain operating expenses, with an increase of 3% at the beginning of every calendar year following the first year of the term of the lease agreement through January 2026. As of December 31, 2021, a security deposit was paid in the amount of $23,411. The office space was owned by John Dorsey, a former chief executive officer and director of the Company. On August 31, 2022, we entered into a Lease Termination Agreement in which both parties agreed to terminate the lease and release each other from all future obligations. The total approximate dollar value of this transaction was $420,992 plus tax and certain operating expenses. The approximate dollar value of the interest of Mr. Dorsey in this transaction was $420,992.

●	Under our Settlement Agreement with Clayton Adams, a former director and a former beneficial owner of more than 5% of the common stock of the Company, dated as of May 3, 2022, the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to Mr. Adams’ direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Mr. Adams’ direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Mr. Adams may have under that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, the Company has no agreements with Mr. Adams otherwise relating to, and has not issued to Mr. Adams, any simple agreement for future equity or convertible note. Further, Mr. Adams irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Mr. Adams believed should have been paid or were owed to Mr. Adams by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Mr. Adams owned 363,274 shares of common stock pursuant to the Settlement Agreement. Mr. Adams also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged.

●	On July 21, 2022, the date that Clayton Adams, a former director and a former beneficial owner of more than 5% of the common stock of the Company, was appointed as a member of our board of directors, Mr. Adams agreed to provide $100,000 in financing to the Company. On both August 18, 2023 and September 11, 2023, Mr. Adams was issued a 15% OID promissory note with principal of $58,824 for gross proceeds of $50,000 each. The principal under the 15% OID promissory notes accrues 5% interest annually, and principal and interest under the notes were required to be repaid by December 31, 2023. The notes could be prepaid without a premium or penalty. Mr. Adams resigned from his position on the board of directors effective April 27, 2023. On November 20, 2023, the Company repaid the aggregate balance of $117,648 under the two 15% OID promissory notes.

●	Under our Settlement Agreement with Matthew Atkinson, a former director and a former beneficial owner of more than 5% of the issued and outstanding shares of the Company, and his spouse, Penny Atkinson, to the extent of such spouse’s community property interest, if any (together, “Atkinson”), dated as of May 13, 2022, the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to Atkinson’s direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or Atkinson’s direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or Atkinson may have under that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, the Company has no agreements with Atkinson otherwise relating to, and has not issued to Atkinson, any simple agreement for future equity or convertible note. Further, Atkinson irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that Atkinson believed should have been paid or were owed to Atkinson by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that Mr. Atkinson owned 383,274 shares of common stock pursuant to the Settlement Agreement. Atkinson also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged.

●	Under our Settlement Agreement with 35’sNextChapters, LLC (“35’sNextChapters”), dated as of May 13, 2022, the parties agreed, among other things, to a general release and discharge of claims against us, our officers and directors, certain other affiliates and related parties, and our stockholders as listed on an exhibit to the agreement, including without limitation, claims relating to 35’sNextChapters’ direct or indirect ownership of shares of SDS Inc. – DE’s capital stock, or 35’sNextChapters’ direct or indirect ownership of membership interests of SDS LLC – AZ, SDS LLC – DE, SDSF LLC, or SDSB LLC, as applicable, provided, however, that nothing in the Settlement Agreement was intended to release any rights that any party or 35’sNextChapters may have under the terms of that certain Invitation to Join the Board of Directors between Ronald Saslow and the Company or that certain Simple Agreement for Future Equity and/or Convertible Note, as applicable. As of March 26, 2024, the Company has no agreements with 35’sNextChapters otherwise relating to, and has not issued to 35’sNextChapters, any convertible note or Invitation to Join the Board of Directors between Ronald Saslow and the Company. Further, 35’sNextChapters irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely forever released and waived their rights to any claim, distributions, payments, or other amounts that 35’sNextChapters believed should have been paid or were owed to 35’sNextChapters by SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE. Each party also agreed, in order to make sure there was a clear understanding regarding the capitalization of SDS Inc. – DE, irrevocably, unconditionally, voluntarily, knowingly, fully, finally, and completely to forever release and waive any claims that they may have had with respect to ownership interests in SDS LLC – AZ, SDS LLC – DE, SDSF LLC, SDSB LLC, or SDS Inc. – DE, whether past, present, future, or contingent, and affirmed that he, she, or it did not own any interests in SDS Inc. – DE beyond that set forth on the capitalization table attached as an exhibit to the Settlement Agreement. The parties therefore agreed that 35’sNextChapters owned 150,000 shares of common stock pursuant to the Settlement Agreement. 35’sNextChapters also irrevocably covenanted that they would not sue us or the other released parties in respect of any of the matters released and discharged. Ronald Saslow, a former director of the Company, as Manager of 35’sNextChapters, is deemed to beneficially own the shares of common stock owned by 35’sNextChapters and has sole voting and dispositive power over its shares.

●	In July 2021, we issued a SAFE to 35’sNextChapters, whose Manager, Ronald Saslow, is a former director of the Company, and is deemed to beneficially own the securities and interests in securities owned by 35’sNextChapters and has sole voting and dispositive power over its securities, in exchange for a payment of $250,000. See “Description of Securities – SAFEs” of Exhibit 4.1 to this annual report for a further description of the terms of the SAFE. In October 2022, we entered into a cancellation and exchange agreement with 35’sNextChapters in which we agreed to cancel its SAFE in exchange for the issuance of 74,627 shares of common stock. The number of shares was equal to the purchase amount under the SAFE divided by approximately $3.35, based on a $25 million valuation for the Company.

●	In April 2021, we issued a SAFE (as defined in “Description of Securities – SAFEs” in Exhibit 4.1 to this annual report) to the Nelson Trust, one of whose co-trustees is Daniel D. Nelson, our Chief Executive Officer, Chairman, and a director of the Company, in exchange for a payment of $100,000. See “Description of Securities – SAFEs” in Exhibit 4.1 to this annual report for a further description of the terms of the SAFE. In October 2022, we entered into a cancellation and exchange agreement with the Nelson Trust in which we agreed to cancel its SAFE in exchange for the issuance of 29,851 shares of common stock. The number of shares was equal to the purchase amount under the SAFE divided by approximately $3.35, based on a $25 million valuation for the Company.

●	On October 15, 2021, the Company issued a 6% convertible unsecured promissory note in a private placement in the amount of $1,500,000 to the Nelson Trust, whose co-trustees are Daniel D. Nelson, our Chief Executive Officer, Chairman, and a director of the Company, and Jodi B. Nelson. The convertible note incurred interest at 6% annually and was to mature on October 15, 2024. The convertible note contained provisions for optional and mandatory conversion and conversion price adjustments. On November 13, 2023, the Company issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions as if 110% of the principal being converted was being converted. The Nelson Trust also entered into a subscription agreement and investor rights and lockup agreement which provided information and inspection rights, registration rights, lock-up provisions, participation rights in subsequent securities offerings and private placements, and typical “drag along” and “tag along” rights. See “Description of Securities – 6% Convertible Unsecured Promissory Notes” in Exhibit 4.1 to this annual report for a further description of the terms of the convertible note and related agreements. On November 16, 2023, the closing of the Company’s initial public offering and the listing of its common stock on the NYSE American constituted a Liquidity Event with respect to the convertible note. As a result, on November 16, 2023, the principal of $1,500,000 outstanding under the convertible note automatically converted into a total of 660,000 shares of common stock, based on the conversion price of 50% of the initial public offering price of $5.00 per share, in accordance with the settlement notice described above, and the interest under the convertible note was waived in accordance with its terms.

●	In April 2022, Nelson Financial Services Inc. became the insurance agent providing group benefits for the Company. Total dollar benefits provided to the Company under the group benefits plan in 2022 and 2023 were approximately $48,374 and $138,470, respectively. Total dollar payments to Nelson Financial Services Inc. in 2022 and 2023 under the group benefits plan were approximately $2,790 and $4,771, respectively. As Chief Executive Officer and sole owner of Nelson Financial Services Inc., the approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $2,790 and $4,771 in 2022 and 2023, respectively.

Director Independence

Independent Directors

The NYSE American’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors currently consists of five directors, three of whom, Roger Mason Jr., Greg Economou, and Peter Borish, have each been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules, and two of whom, Daniel D. Nelson and Richard Symington, have not been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules. We have entered into an independent director agreement with each of Mr. Mason, Mr. Economou, and Mr. Borish. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see Item 11 “Executive Compensation – Director Compensation” , which is incorporated by reference herein.

Committees of the Board of Directors

Our board of directors has established the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://www.signingdaysports.com/.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by the board.

Audit Committee

Roger Mason Jr., Greg Economou, and Peter Borish, each of whom has been determined by our board of directors to meet the “independence” requirements of Rule 10A-3 under the Exchange Act and the definition of an “independent director” under the NYSE American’s rules, serve on the Audit Committee, with Mr. Borish serving as the chairman. Our board has determined that Mr. Borish qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

Compensation Committee

Roger Mason Jr., Greg Economou, and Peter Borish, each of whom has been determined by our board of directors to meet the “independence” requirements of Rule 10C-1 under the Exchange Act and the definition of an “independent director” under the NYSE American’s rules, serve on the Compensation Committee, with Mr. Mason serving as the chairman. The members of the Compensation Committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The Compensation Committee assists the board in reviewing and approving the compensation structure, including all forms of compensation, relating to our directors and executive officers.

Nominating and Corporate Governance Committee

Roger Mason Jr., Greg Economou, and Peter Borish, each of whom has been determined by our board of directors to meet the definition of an “independent director” under the NYSE American’s rules, serve on the Nominating and Corporate Governance Committee, with Mr. Economou serving as the chairman. The Nominating and Corporate Governance Committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

Disclosure Controls and Procedures Committee

The members of the Disclosure Controls and Procedures Committee are the officers and directors of the Company. The Chief Operating Officer of the Company acts as the chair of the committee. The Disclosure Controls and Procedures Committee assist the Company’s officers and directors in fulfilling the Company’s and their responsibilities regarding (i) the identification and disclosure of material information about the Company and (ii) the accuracy, completeness and timeliness of the Company’s financial reports under the Exchange Act and the rules of the NYSE American.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by Barton, the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2023	2022
Audit Fees	$57,299	$0
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$57,299	$0

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Report on Form 10-K and review of the financial statements included in our quarterly Form 10-Q filings, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit-Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

Tax Fees

Tax fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant with respect to tax compliance, tax advice, tax consulting and tax planning. We did not engage our principal accountant to provide tax compliance, tax advice or tax planning services during the last two fiscal years.

All Other Fees

All other fees consist of aggregate fees billed for each of the last two fiscal years for products and services provided by the Company’s principal accountant, other than for the services reported under the headings “Audit Fees,” “Audit-Related Fees” and “Tax Fees” above. We did not engage our principal accountant to render services to us during the last two fiscal years, other than as reported above.

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved, or the board of directors of the Company has reviewed and approved by unanimous written consent, all fees earned in 2023 and 2022 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee and the board of directors has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee or the board of directors of the Company did not approve, any of the services described under “—Tax Fees”, “—Audit-Related Fees”, or “—All Other Fees” above for either of the last two fiscal years.

The Audit Committee annually considers the provision of audit services. The Audit Committee must pre-approve all services provided and fees earned by the Company’s principal accountant. The Audit Committee has established pre-approval policies and procedures that are detailed as to the particular service, that require that the Audit committee be informed of each service, and that do not include delegation of the Audit Committee’s responsibilities under the Exchange Act to management. The pre-approval policies and procedures provide only for defined audit services and, if any, specified audit-related fees, tax services, and other services, and may impose specific dollar value limits for the fees for pre-approved services. The Audit Committee also considers on a case-by-case basis specific engagements that are not otherwise pre-approved under the pre-approval policies and procedures or that materially exceed pre-approved fee amounts. On an interim basis, any proposed engagement that does not fit within the definition of a pre-approved service may be presented to a designated member of the Audit Committee for approval and to the full Audit Committee at its next regular meeting.

The percentage of hours expended on the Company’s principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was not greater than 50%.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
2.1	Agreement and Plan of Merger of Signing Day Sports, LLC, Signing Day Sports Baseball, LLC, and Signing Day Sports Football, LLC, with and into Signing Day Sports, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc.
3.2	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
4.1	Description of Securities of Signing Day Sports, Inc.
4.2	Representative’s Warrant issued to Boustead Securities, LLC, dated November 16, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 17, 2023)
4.3	Form of 6% Convertible Note (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.4	Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of December 23, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.5	Form of 8% Convertible Unsecured Note (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.6	Form of 8% Unsecured Promissory Note (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.7	Promissory Note issued to John Dorsey, dated January 12, 2023 (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-1 filed on May 15, 2023)

4.8	Form of Warrant to Purchase Equity Securities issued with 8% Convertible Unsecured Note (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.9	Form of Common Stock Purchase Warrant issued with 8% Unsecured Promissory Note (incorporated by reference to Exhibit 4.9 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.10	Form of Warrants to Purchase Common Stock issued to Boustead Securities, LLC, in connection with issuances of 8% Unsecured Promissory Notes and respective warrants (incorporated by reference to Exhibit 4.10 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.11	Form of 15% Original Issue Discount Promissory Note (incorporated by reference to Exhibit 4.11 to the Registration Statement on Form S-1/A filed on August 31, 2023)
4.12	Promissory Note issued to Daniel Nelson, dated July 23, 2023 (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
4.13	Promissory Note issued to Daniel Nelson, dated March 17, 2023 (incorporated by reference to Exhibit 4.16 to the Registration Statement on Form S-1/A filed on August 31, 2023)
4.14	Promissory Note issued to Nelson Financial Services Inc., dated March 8, 2023 (incorporated by reference to Exhibit 4.15 to the Registration Statement on Form S-1/A filed on August 31, 2023)
4.15	Promissory Note issued to Nelson Financial Services Inc., dated March 1, 2023 (incorporated by reference to Exhibit 4.14 to the Registration Statement on Form S-1/A filed on August 31, 2023)
4.16	Promissory Note issued to Dennis Gile, dated July 11, 2022 (incorporated by reference to Exhibit 4.12 to the Registration Statement on Form S-1/A filed on August 31, 2023)
4.17	Promissory Note issued to Daniel Nelson, dated July 11, 2022 (incorporated by reference to Exhibit 4.13 to the Registration Statement on Form S-1/A filed on August 31, 2023)
4.18	Form of Warrant to Purchase Common Stock to be issued to Boustead Securities, LLC, as placement agent for purchases pursuant to Common Stock Purchase Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC
10.1	Marketing Agreement between Texas High School Coaches Association and Signing Day Sports, LLC, dated June 22, 2021 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.2	Marketing Agreement between Arizona Football Coaches Association and Signing Day Sports, dated May 23, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.3	Client Service Agreement between Tilson HR, Inc. and Signing Day Sports, dated June 18, 2020 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.4	Order for Services between Signing Day Sports, Inc. and Paycor Services, dated May 23, 2022 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.5	Form of Subscription Agreement for 6% Convertible Unsecured Promissory Notes (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.6	Form of Investor Rights and Lock-Up Agreement (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.7	Form of Subscription Agreement for 8% Convertible Unsecured Promissory Notes and Warrants (incorporated by reference to Exhibit 10.35 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.8	Form of Subscription Agreement for 8% Unsecured Promissory Notes and Warrants (incorporated by reference to Exhibit 10.57 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.9	Sponsorship Agreement between Goat Farm Sports and Signing Day Sports, Inc., dated September 9, 2022 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed on May 15, 2023)

10.10	Collaboration and Revenue-Sharing Agreement between Signing Day Sports, Inc. and Louisville Slugger Hitting Science Center LLC, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.11	Settlement Agreement, Release of Claims, and Covenant Not To Sue between Signing Day Sports, Inc. and John Dorsey, dated as of January 12, 2023 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.12	Standard Form Office Lease, dated November 1, 2022, and Addendum to Lease, executed November 2, 2022, between M4 Perimeter, LLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.13†	Form of Independent Director Agreement between Signing Day Sports, Inc. and each independent director (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.14†	Form of Indemnification Agreement between Signing Day Sports, Inc. and each executive officer or director (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.15†	Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.16†	Amendment No. 1 to the Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.17†	Form of Stock Option Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.18†	Form of Restricted Stock Award Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.19†	Form of Restricted Stock Unit Award Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.20	Repurchase and Resignation Agreement between Signing Day Sports, Inc. and Dennis Gile, dated March 21, 2023 (incorporated by reference to Exhibit 10.58 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.21	Confidential Mutual General Release and Covenant Not to Sue Agreement, effective as of March 29, 2023, between Signing Day Sports, Inc. and John Dorsey (incorporated by reference to Exhibit 10.59 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.22	First Amendment to Lease, dated April 1, 2023, between M4 PERIMETER, LLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.23†	Amended and Restated Employment Offer Letter, dated March 14, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.24†	Employee Confidential Information and Inventions Assignment Agreement, dated April 3, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.25†	Executive Employment Agreement, dated April 5, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.62 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.26	Work for Hire Agreement – Acknowledgement and Assignment between Signing Day Sports and Midwestern Interactive, LLC, dated December 21, 2022 (incorporated by reference to Exhibit 10.64 to the Registration Statement on Form S-1/A filed on June 30, 2023)

10.27	Amendment to Convertible Unsecured Note, dated as of August 7, 2023, among Signing Day Sports, Inc. and certain holders of the 8% Convertible Unsecured Promissory Notes (incorporated by reference to Exhibit 10.65 to the Registration Statement on Form S-1/A filed on August 31, 2023)
10.28	Strategic Alliance Agreement, dated as of October 20, 2023, between Signing Day Sports, Inc. and SAJE Enterprises LLC (DBA Elite Development Program Soccer) (incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1/A filed on October 24, 2023)
10.29	Underwriting Agreement, dated November 13, 2023, by and between Signing Day Sports, Inc. and Boustead Securities, LLC (as representative of the underwriters named therein) (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on November 17, 2023)
10.30†	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 29, 2023)
10.31†	Employee Confidential Information and Inventions Assignment Agreement, dated November 27, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 29, 2023)
10.32†	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 29, 2023)
10.33†	Employee Confidential Information and Inventions Assignment Agreement, dated November 22, 2023, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 29, 2023)
10.34†	Executive Employment Agreement, dated as of November 22, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on November 29, 2023)
10.35	Settlement Agreement and Release, dated as of December 12, 2023, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)
10.36	Business Loan Agreement, dated October 6, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
10.37	Promissory Note issued by Commerce Bank of Arizona to Signing Day Sports, Inc., dated October 6, 2023 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
10.38	Business Loan Agreement, dated December 11, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
10.39	Promissory Note issued by Commerce Bank of Arizona to Signing Day Sports, Inc., dated December 11, 2023 (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
10.40	Assignment of Deposit Account, dated December 11, 2023, between Signing Day Sports, Inc. and Commerce Bank of Arizona (incorporated by reference to Exhibit 10.15 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
10.41	Term Sheet for an Equity Line of Credit between Signing Day Sports, Inc. and 3i Management, dated as of November 16, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q/A filed on December 29, 2023)
10.42	Common Stock Purchase Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2024)

10.43	Registration Rights Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024)
10.44†	Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2024)
10.45	Amendment No. 1 to Strategic Alliance Agreement, dated as of March 8, 2024, between Signing Day Sports, Inc. and SAJE Enterprises LLC (DBA Elite Development Program Soccer) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed on May 15, 2023)
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated June 30, 2023 (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1/A filed on June 30, 2023)
23.1	Consent of BARTON CPA
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Signing Day Sports, Inc. Clawback Policy (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-1 filed on January 26, 2024)
99.1	Signing Day Sports, Inc. Insider Trading Policy (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-1 filed on January 26, 2024)
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Signing Day Sports, Inc.

8355 E Hartford Dr. Suite 100

Scottsdale, Arizona 85255

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Signing Day Sports, Inc., (the “Company”), as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of Signing Day Sports, Inc. as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Substantial Doubt About the Entity’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, and therefore a substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Share Conversions related to the Initial Public Offering

As described in Note 7 of the financial statements, in connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s convertible unsecured promissory notes automatically converted into shares of common stock in accordance with their terms. Also, in connection with the public offering, the warrants attached to the Company’s nonconvertible notes payable were automatically exercised. Due to the significant and complex nature of the transactions, we identified the conversions related to the initial public offering as a critical audit matter.

The primary procedures we performed to address this critical audit matter included: Validating the terms of each type of convertible and nonconvertible note and any amendments by reviewing the executed note contracts. Recalculating the conversions based on the terms of the agreements. Validating the share transactions as recorded in the securities transfer report.

/s/ BARTON CPA

We have served as the Company’s auditor since 2023.

BARTON CPA
Cypress, Texas 77433

March 29, 2024

Signing Day Sports, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2023	2022

ASSETS

Current assets
Cash and cash equivalents	$1,123,529	$254,409
Short term investments	2,109,011	-
Accounts receivable	58,775	15,670
Prepaid expense	125,841	13,841
Other current assets	68,500	17,412

Total current assets	3,485,656	301,332

Property and equipment, net	5,078	10,302
Internally developed software, net	895,534	-
Operating lease right of use asset, net	208,443	-
Intangible assets, net	20,900	34,529
Deferred tax asset	65,000	100,000
Other assets	24,000	8,000

Total assets	$4,704,611	$454,163

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$804,534	$614,158
Accrued liabilities	379,948	512,688
Deferred revenue	4,282	44,073
Deferred rent	-	9,894
Current operating lease right of use liability	83,736	13,924
Tenant deposit	-	9,894
Convertible notes - current maturities	-	1,315,000
Loans payable	3,530	120,000
Line of credit	1,540,125	-

Total current liabilities	2,816,155	2,639,631

Non-current liabilities
Convertible and nonconvertible notes - net of current maturities, less unamortized debt issuance costs	-	5,917,080
Noncurrent operating lease liability	144,325	-

Total liabilities	$2,960,480	$8,556,711

Stockholders’ equity (deficit)

Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 13,248,552 and 8,086,152 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively.	1,326	809
Additional paid-in capital	18,701,752	3,377,459
Subscription receivable	(11)	-
Accumulated equity (deficit)	(16,958,936)	(11,480,816)

Total stockholders’ equity (deficit)	1,744,131	(8,102,548)

Total liabilities and stockholders’ equity (deficit)	$4,704,611	$454,163

The accompanying notes are an integral part of these consolidated financial statements.

Signing Day Sports, Inc.

Consolidated Statements of Operations

	For the Years Ended December 31,
	2023	2022

Revenues, net	$307,578	$78,336
Cost of revenues	40,387	783,064

Gross profit (loss)	267,191	(704,728)

Operating cost and expenses
Advertising and marketing	439,700	1,842,666
General and administrative	4,575,672	3,846,174

Total operating expenses	5,015,372	5,688,840

Net loss from operations	(4,748,181)	(6,393,568)

Other income (expense)
Interest expense	(856,573)	(597,747)
Interest income	-	1,100
Deferred tax income	65,000	100,000
Other income (expense), net	61,634	216,401

Total other income (expense)	(729,939)	(280,246)

Net loss before franchise tax expense	(5,478,120)	(6,673,814)

Income tax expense	-	-

Net loss	$(5,478,120)	$(6,673,814)

Weighted average common shares outstanding - basic and diluted	13,248,552	7,614,070

Net loss per common share - basic and diluted	0.41	0.88

The accompanying notes are an integral part of these consolidated financial statements.

Signing Day Sports, Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional			Total
	Common Stock		Paid-in	Subscription	Accumulated	Stockholders’
	Shares	Amount	Capital	Receivable	Deficit	Equity (Deficit)

Balance at December 31, 2021, as restated	7,495,104	$750	$1,245,267	$-	$(4,807,002)	$(3,560,985)

Issuance of Common Stock in exchange for SAFEs cancellation	591,048	59	1,979,941	-	-	1,980,000

Stock-based compensation expense	-	-	152,251		-	152,251

Net loss	-	-	-	-	(6,673,814)	(6,673,814)

Balance at December 31, 2022	8,086,152	$809	$3,377,459	$-	$(11,480,816)	$(8,102,548)

Stock-based compensation expense	-	-	547,923	-	-	547,923

Stock repurchase and retirement	(600,000)	(60)	(799,940)	-	-	(800,000)

Issuance of common stock	105,000	11	-	(11)	-	-

Issuance of common stock pursuant to initial public offering, net of issuance costs of $1,342,913	1,210,700	121	4,656,967	-	-	4,657,088

Issuance of common stock pursuant to convertible notes, net of interest cancelled	4,446,700	445	10,919,343	-	-	10,919,788

Net loss	-	-		-	(5,478,120)	(5,478,120)

Balance at December 31, 2023	13,248,552	$1,326	$18,701,752	$(11)	$(16,958,936)	$1,744,131

The accompanying notes are an integral part of these consolidated financial statements.

Signing Day Sports, Inc.

Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2023	2022

Cash flows from operating activities
Net loss	$(5,478,120)	$(6,673,814)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	183,745	1,768
Bad debt	-	6,660
Change in fair value of future equity obligations	-	(154,635)
Interest expense attributable to amortization of debt issuance cost	72,777	191,287
Impairment loss on software development costs	-	820,951
Loss on disposal of assets	8,742	-
Stock-based compensation	547,923	152,251
(Increase) decrease in assets:
Accounts receivable	(43,105)	(17,490)
Prepaid and other assets	(179,088)	172,482
Operating lease right of use asset	(208,443)	-
Deferred offering costs	-	(100,000)
Deferred tax asset	35,000	-
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	57,638	746,482
Deferred revenue	(39,791)	(22,476)
Deferred rent	(9,894)	(22,066)
Lease liabilities	214,137	(29,861)
Tenant deposit	(9,894)	-

Net cash used in operating activities	(4,848,373)	(4,928,461)

Cash flows from investing activities
Purchase of investments	(2,109,011)	-
Development of internal software	(1,063,526)	(833,480)
Purchase of intellectual property	-	(22,000)
Purchase of property and equipment	(5,642)	-

Net cash used in investing activates	(3,178,179)	(855,480)

Cash flows from financing activities
Proceeds from issuance of convertible notes	2,500,000	1,230,800
Proceeds from debt borrowings	678,666	-
Proceeds from revolving line of credit	1,540,125	-
Payments on debt borrowings	(10,919,788)	-
Payment of debt issuance cost	319,793	-
Proceeds from loans	-	120,000
Proceeds from issuance of common stock pursuant to initial public offering	6,000,000	-
Payments of issuance costs pursuant to initial public offering	(1,342,913)	-
Proceeds from convertible notes	10,919,788	-
Distribution to member	(800,000)	-

Net cash provided by financing activities	8,895,671	1,350,800

Net increase (decrease) in cash and cash equivalents	869,119	(4,433,141)

Cash and cash equivalents, beginning of period	254,409	4,687,550

Cash and cash equivalents, end of period	$1,123,529	$254,409

Supplemental disclosure of non-cash financing activities:
SAFEs cancellation	$-	$(1,980,000)
Issuance of common stock in exchange for SAFEs cancellation	$-	$1,980,000

The accompanying notes are an integral part of these consolidated financial statements.

Signing Day Sports, Inc.

Notes to Financial Statements

Note 1 - Principal Business Activity and Significant Accounting Policies

Principal Business Activity

Signing Day Sports, Inc. (formerly known as Signing Day Sports, LLC) (“Company”) was formed and began operations in January 2019 and provides a digital ecosystem to help high school athletes get discovered and recruited by college coaches across the United States of America.

The Company’s website and mobile phone application provides an opportunity for athletes to create a personal profile by uploading measurables, videos of key drills, testing stats, academics and demographic information. Coaches can evaluate a prospect’s video, watch two separate prospects side by side simultaneously, and perform other actions with the video to visually evaluate talent. Intangible assets consist of development software, customer lists, trademarks, software IP, and customer data in the form of verifiable video uploads, player statistics, and academic records.

Initial Public Offering

On November 14, 2023, the Company’s shares of common stock were listed and commenced trading on NYSE American LLC (“NYSE American”), and on November 16, 2023, the Company completed its initial public offering (“IPO”). The Company sold IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.7 million. The Company also issued Boustead a Representative’s Warrant exercisable for the purchase of 84,000 shares of common stock at an exercise price of $6.75 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

The IPO Shares were offered and sold, and the Representative’s Warrant was issued, pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-271951), as amended (the “IPO Registration Statement”), initially filed with the SEC on May 15, 2023, and declared effective by the SEC on November 13, 2023 (the “IPO Registration Statement”); pursuant to a Registration Statement on Form S-1 (File No. 333-275532), which was filed with the SEC pursuant to Rule 462(b) under the Securities Act of 1933, as amended (the “Securities Act”), which was effective immediately upon filing on November 13, 2023 (the “462(b) Registration Statement”); and by means of the Final IPO Prospectus, dated November 13, 2023, filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(4) of the Securities Act. The IPO Registration Statement registered for sale shares of common stock with a maximum aggregate offering price of $10,350,000; Representative’s Warrants; and shares of common stock underlying Representative’s Warrants with a maximum aggregate offering price of $724,500. The 462(b) Registration Statement registered for sale an additional amount of shares of common stock underlying Representative’s Warrants having a proposed maximum aggregate offering price of $253,575.

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

Segment Disclosure

The Company determined that there is one reportable segment, with activities related to digital products. The website and mobile phone application have similar economic characteristics and nature of services. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on an aggregate basis for purposes of evaluating financial performance and allocating resources.

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $5.5 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively. We had cash used in operating activities of approximately $4.8 million and $4.9 million for the years ended December 31, 2023 and 2022, respectively, and have an accumulated deficit of approximately $17.0 million and $11.5 million as of December 31, 2023 and 2022, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds. At December 31, 2022, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars.

Short-term Investments

The Company classifies its certificates of deposit as short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity greater than three months are carried at amortized cost and reported as short-term investments on the consolidated balance sheets. The type of certificates of deposit that the Company invests in are not considered debt securities under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments - Debt Securities.

As of December 31, 2023, the Company had approximately $2.1 million in certificates of deposit. The Company classified $2.1 million of its certificates of deposits as short-term investments on its consolidated balance sheets as of December 31, 2023. The Company did not have any certificates of deposit as of December 31, 2022.

Receivables and Credit Policy

The Company estimates an allowance for doubtful accounts based upon an evaluation of the status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There were $58,775 and $15,670 of open receivables at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022 the Company believes the accounts receivable are fully collectable and has no reserve established.

Payment Terms

Users may access the Company’s website and application on either a free-trial or paid basis. During 2022, certain organizations were also permitted to access the Company’s website and application under a separate free use arrangement. This free use arrangement was discontinued as of December 31, 2022. Users that are not eligible or no longer eligible for free-trial access are required to have subscriptions by making payment to the Company prior to access to the Company’s website and application, except that user organizations may have subscriptions by agreeing to make payment on a monthly installment basis.  If a required payment is not made, access to the Company’s website and application is suspended until the required payment is received.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2023 and 2022.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the years ended December 31, 2023 and 2022 the Company wrote off net capitalized software development costs of $0 and $820,951, respectively, which were recorded in general and administrative expenses in the consolidated statements of operations. An impairment charge for this write-off is reflected in the operating expenses in the accompanying statement of operations.

Intangible Assets

Intangible assets consist of purchased development software, customer lists, trademarks, software IP, and customer data in the form of verifiable video uploads, player statistics, and academic records. Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of December 31, 2023 and 2022. The company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

The Company converted to a C corporation in August of 2021. As a limited liability company for the 2020 year and through the date of conversion in 2021, the Company’s taxable loss was allocated to members in accordance with their respective percentage of ownership. Therefore, no provision for income taxes has been included in the financial statements for the period prior to the Company’s conversion to a corporation.

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2023 and 2022, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of December 31, 2023, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

Deferred Revenue

Deferred revenues are contract liabilities for collections on subscription agreements in excess of revenue recognized.

Revenue Recognition

The Company accounts for revenue under the guidance of ASC 606, “Revenue from Contracts from Customers” (“ASC 606”).

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

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement. There were $15,670 and $58,775 of open receivables at January 1, 2023 and December 31, 2023, respectively, and there were $0 and $15,670 of open receivables at January 1, 2022 and December 31, 2022, respectively.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of December 31, 2023 and 2022, unamortized debt issuance costs are $0 and $387,920, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $439,700 and $1,842,666 for the years ended December 31, 2023 and 2022, respectively. Advertising costs are included in advertising and marketing expenses in the statements of operations.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as the amortization period of the asset that otherwise would have been recognized is estimated to be one year or less.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2023 and 2022, 651,000 and 257,000 stock options, respectively, were excluded from dilutive earnings per share as their effects were anti-dilutive.

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(5,478,120)	$(6,673,814)

Denominator:
Weighted-average common shares outstanding - basic	13,248,552	7,614,070
Effect of potentially dilutive securities:
Stock options	-	-
Weighted-average common shares outstanding - diluted	13,248,552	7,614,070

Net (loss) income per share - basic	$(0.41)	(0.88)
Net (loss) income per share - diluted	$(0.41)	(0.88)

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2023	2022
Stock options	651,000	257,000

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in November 2023, all deferred offering costs in the accompanying consolidated balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of December 31, 2023 and December 31, 2022.

Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. At December 31, 2023, the Company measured the allowance for doubtful accounts amortized cost.

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Reclassifications

Certain amounts in the 2022 consolidated financial statements have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or equity.

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Years Ended December 31,
	2023	2022
Revenue recognized over time	$307,578	$33,229
Revenue recognized at a point in time	-	45,107
Total revenue from contracts with customers	$307,578	$78,336

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	December 31,	December 31,
	2023	2022
Contract liabilities (deferred revenue)	$4,282	$44,073

	For the Years Ended December 31,
Revenue recognized in the period from:	2023	2022
Amounts included in contract liabilities at the beginning of the period	$44,073	$66,549

The Company recognized revenue of $44,073 in 2023 that was included in the deferred revenue balance as of December 31, 2022. The Company expects to recognize the December 31, 2023 balance fully in the year ending December 31, 2024.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	December 31,
	2023	2022
Office Furniture	$5,642	$12,380
Less: accumulated depreciation	(564)	(2,078)
Property and equipment, net	$5,078	$10,302

Depreciation expense of property and equipment was $2,124 and 1,768 for the years ended December 31, 2023 and 2022, respectively.

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

		Accumulated
	Cost Basis	Amortization	Impairment	Net
	December 31, 2023
Internally developed software	$1,063,526	$(167,992)	$-	$895,534

	December 31, 2022
Internally developed software	$820,951	$-	$(820,951)	$-

During the year ended December 31, 2022, the Company recognized impairment loss on its internally developed software amounting to $820,951, due to a decrease in projected revenues. The Company did not have an impairment charge for the year ended December 31, 2023.

Amortization expense for the years ended December 31, 2023 and 2022, was $167,992 and $0, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	December 31, 2023
Intellectual property	$22,000	$(7,333)	$14,667
Proprietary technology	18,700	(12,467)	6,233
Total	$40,700	$(19,800)	$20,900

	December 31, 2022
Intellectual property	$22,000	-	$22,000
Proprietary technology	18,700	(6,171)	12,529
Total	$40,700	$(6,171)	$34,529

Amortization expense for the years ended December 31, 2023 and 2022 was $13,629 and $6,171, respectively. Estimated amortization for intangible assets with definitive lives for the next two years ended December 31, is as follows:

Amount
Years ending December 31,
2024	$13,567
2025	7,333
Total	$20,900

Note 6 - Accrued Liabilities

	December 31,
	2023	2022
Accrued Expenses	$183,347	$512,688
Accrued Payroll	79,653	-
Accrued Interest	116,948	-
Total Accrued Expenses	$379,948	$512,688

Note 7 - Notes Payable

Convertible and nonconvertible notes payable consist or consisted of:

	December 31,
	2023	2022
Convertible notes payable, bearing interest at 6%	$-	$6,305,000

Convertible notes payable, bearing interest at 8%	-	1,315,000
	$-	$7,620,000

Less unamortized debt issuance costs	-	(387,920)

Debt, less unamortized debt issuance costs	$-	$7,232,080

6% Convertible Unsecured Promissory Notes

On October 15, 2021, the Company entered into nine unsecured convertible notes payable, for $3,300,000, bearing interest of 6% with no monthly payments, and that automatically converted at 50% (as adjusted) of the IPO Conversion Price (as defined in such notes) upon an initial public offering (IPO). The Company had the option to prepay the notes prior to March 31, 2022.

On November 12, 2021, the Company entered into twelve unsecured convertible notes payable, for $1,205,000, bearing interest of 6%, with no monthly payments, and that automatically converted at 50% (as adjusted) of the IPO Conversion Price upon an IPO. The Company had the option to prepay the notes prior to March 31, 2022.

On December 23, 2021, the Company entered into six unsecured convertible notes payable, for $1,800,000, bearing interest of 6%, with no monthly payments, and that automatically converted at 50% (as adjusted) of the IPO Conversion Price upon an IPO. The Company had the option to prepay the notes prior to March 31, 2022.

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 automatically converted into an aggregate of 2,774,200 shares of common stock at a conversion price of $2.50 per share in accordance with the terms of these promissory notes and a settlement notice issued on November 13, 2023, undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount. All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

8% Convertible Unsecured Promissory Notes

During the year ended December 31, 2022, the Company entered into thirteen unsecured convertible notes payable, for $1,315,000 bearing interest of 8%, with no monthly payments, and that automatically converted at 50% of the IPO Conversion Price upon an IPO. Notes may only be prepaid by the Company with the written consent of the holder prior to the maturity date, which was initially August 8, 2023.

During the year ended December 31, 2023, the Company entered into two unsecured convertible notes payable, for $150,000 bearing interest of 8%, with no monthly payments, and that automatically converted at 50% of fair value (less any accrued interest) upon IPO or other “sale of control” as defined in the agreement. Notes may only be prepaid by the Company with the written consent of the holder prior to the maturity date, which was initially August 8, 2023.

On August 7, 2023, the fifteen 8% convertible notes payable with outstanding balances of $1,465,000 and maturity date of August 8, 2023 (“August 2023 Notes Payable”), were amended by written agreement. The agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price, approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance. As a result, the 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase.

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

8% Nonconvertible Unsecured Promissory Note

During the year ended December 31, 2023, the Company entered into 11 unsecured nonconvertible notes payable, for $2,350,000 bearing interest at 8%, with no monthly payments, with warrants that are automatically exercised upon an IPO or other “Liquidity Event” as defined in such notes. The Company had the option to prepay the notes payable at any time, in its sole discretion, prior to the maturity on dates ranging from March 17, 2025 to May 2, 2025.

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

On November 20, 2023, the Company repaid the aggregate balance of $117,648 under two 15% OID promissory notes. On November 29, 2023, the Company repaid the balance of $117,647 under one 15% OID promissory note. On December 29, 2023, the Company repaid the balance of $117,647 under the last outstanding 15% OID promissory note.

Secured Revolving Line of Credit

Under a Business Loan Agreement, dated October 6, 2023, between the Company and Commerce Bank of Arizona (“CBAZ”) (the “First CBAZ Loan Agreement”), the Company and CBAZ entered into a $350,000 secured revolving line of credit (the “First CBAZ LOC”). In connection with the First CBAZ LOC, CBAZ issued a promissory note to the Company, dated October 6, 2023 (the “First CBAZ Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel D. Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel D. Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

On December 11, 2023, the Company entered into a Revolving Line of Credit with Commerce Bank of Arizona secured with a 12-month certificate of deposit of $2,000,000 at the CD market rate plus 2.00%. The Company paid loan origination and other fees totaling $5,500 and Commerce Bank of Arizona immediately disbursed $334,625 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. The outstanding balance under this revolving line of credit was $1,540,125 as of December 31, 2023.

Note 8 - SAFE Agreements

During March 2021 through July 2021, the Company entered into eight agreements consisting of a “Simple Agreement for Future Equity” (SAFE agreements) totaling $1,980,000. The SAFE agreements provide a right to the holder to future equity or cash of the Company in the form of these notes payable.

On initial recognition, the Company measured the fair value of the liability at an amount equal to the aggregate proceeds of $1,980,000 that was received from investors in exchange for the SAFE agreements.

In September 2022 and October 2022, all of the SAFE Agreements were canceled and in exchange a total of 591,048 shares of common stock were issued to the former SAFE holders pursuant to cancellation and exchange agreements with the former SAFE holders. As of December 31, 2022, the Company estimated the fair value of the SAFE notes to be $0.

Note 9 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of December 31, 2023 and 2022, the unamortized balance was $0 and $13,924, respectively.

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

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of December 31, 2023 and 2022, there were no leases with an expected term greater than 12 months.

The components of lease expense were as follows:

	For the Years Ended December 31,
	2023	2022

Non-related party lease expense	$163,022	$158,621
Related party lease expense	-	148,876
Total operating lease expense	$163,022	$307,497

Total lease assets and liabilities were as follows:

	December 31,
	2023	2022

Operating lease right of use asset	$259,121	$-
Less: operating asset lease accumulated depreciation	(50,678)	-
Net operating lease right of use asset	$208,443	-
Current operating lease liability	$83,736	$-
Noncurrent operating lease liability	144,325	-
Total operating lease liability	$228,061	$-

Future minimum lease payments under non-cancelable leases as of December 31, 2023 were as follows:

Amount
Years ending December 31,
2024	$90,076
2025	92,784
2026	55,358
Total future minimum lease payments	$238,218
Less: interest	10,157
Total lease liability	$228,061

Note 10 - Income Taxes

There was no current tax expense for the year ended December 31, 2023 and 2022. Deferred tax income was $65,000 and $100,000 as of December 31, 2023 and 2022.

Deferred tax assets consist of the following components as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Deferred Tax Asset
Net operating loss carryforwards	$3,240,000	$1,860,000
Internally developed software / Intangibles	880,000	470,000
Furniture and fixtures	(1,000)	(3,000)
R&D Tax Credit Carryforwards	199,000	160,000
AZ Refundable R&D Tax Credit	65,000	100,000

Net deferred tax assets before valuation allowance	$4,383,000	$2,587,000

Less valuation allowance	(4,318,000)	(2,487,000)

Net deferred tax assets	$65,000	$100,000

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

As of December 31, 2023 and 2022, the Company had approximately $12,500,000 and $7,200,000, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of December 31, 2023 and 2022, the Company has approximately $264,000 and $260,000, respectively, of federal and state research and development credits. The 2023 Arizona research and development credit of $65,000 is refundable, and the remaining federal credit from 2023 will expire in 2043, 2022 will expire in 2042, and the 2021 credits expire in 2041.

Note 11 - Recapitalization

At inception, the Company was organized as a limited liability company (LLC). During 2020, The LLC formed two wholly- owned subsidiaries, Signing Day Sports Football, LLC (SDSF LLC) and Signing Day Sports Baseball, LLC (SDSB LLC).

Signing Day Sports, LLC, an Arizona limited liability company (SDS LLC – AZ), was formed on January 21, 2019.

On June 5, 2020, a process to change SDS LLC – AZ into a Delaware corporation was initiated. On September 9, 2021, a certificate of incorporation of Signing Day Sports, Inc., a Delaware corporation (SDS Inc. – DE), was filed. From September 9, 2021 to July 11, 2022, SDS Inc. – DE operated as the successor entity to SDS LLC – AZ, and SDS LLC – AZ continued to be registered as an active entity with the Arizona Corporation Commission while its conversion into SDS LLC – DE pended.

On July 11, 2022, an Agreement and Plan of Merger was entered into between SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE (the Merger Agreement). On such date, SDS Inc. – DE had 150,000,000 shares authorized. No shares were formally issued. On July 11, 2022, it was agreed that all previous members in SDS LLC - AZ owned 7,495,104 common shares of SDS Inc. – DE at the date of the merger.

Note 12 - Stockholder’s Deficit

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

As of December 31, 2023, there were 9,000 shares available for grant under the 2022 Plan and the Company had granted 90,000 restricted stock awards and stock options to purchase 651,000 shares of common stock. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms.

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

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2023 and 2022, respectively. The Company has 13,248,552 and 8,086,152 shares issued and outstanding as of December 31, 2023 and 2022, respectively.

During 2021, 7,495,104 shares were issued as part of the recapitalization from an LLC to a Corporation. See note 11. In 2022, 591,048 shares of common stock were issued in exchange for the cancellation of the SAFE agreements. See note 8.

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

Stock Repurchase and Retirement

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, the Company paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 600,000 shares of common stock from Dennis Gile, the largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $1.33 per share.

Share-Based Payment Valuation

The grant date fair value of Time Vesting Options granted is determined using the Black-Scholes option-pricing model. The grant date fair value of Performance Vesting Options is determined using a Monte Carlo simulation model and a barrier-adjusted Black-Scholes option-pricing model.

The following table summarizes stock option activity for the year ended December 31, 2023:

		Weighted
		Average Exercise	Intrinsic
	Options	Price	Value
Outstanding at December 31, 2021	-	$-
Granted	257,000	3.10
Exercised	-	-
Forfeited or expired	-	-
Outstanding at December 31, 2022	257,000	3.10
Granted	556,800	2.49
Exercised	-	-
Forfeited or expired	(162,800)	2.92

Outstanding at December 31, 2023	651,000	$2.62	$0

Exercisable at December 31, 2023	274,713	$2.64	$0

Year Ended
December 31,
2023
Weighted average grant-date fair value of options granted during year	$1.44

The following table summarizes restricted stock award activity for the year ended December 31, 2023:

	Restricted Stock	Weighted Average Exercise
	Awards	Price
Outstanding, beginning of year	-	$-
Granted	90,000	1.72
Vested	(45,000)	1.72
Cancelled	-	-
Outstanding, end of period	45,000	1.72

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted:

Year Ended
December 31,
2023
Risk-free interest rate	3.53%
Expected term (in years)	4.80
Expected volatility	48.06%
Expected dividend yield	$-

The total grant-date fair value of the options granted during the year ended December 31, 2023, was $801,822. Stock-based compensation expense of $547,923 was recognized for the year ended December 31, 2023. Total unrecognized compensation cost related to non-vested stock option awards amounted to $570,058 as of December 31, 2023, which will be recognized over a weighted average period of 4.34 years.

Private Placement

In March 2023 and April 2023 the Company conducted one private placement, and in May 2023 the Company completed a subsequent private placement in which we entered into subscription agreements with a number of accredited investors, pursuant to which we issued 8% unsecured promissory notes in the aggregate principal amount of $2,350,000, which bear interest at the annual rate of 8%, and accompanying warrants to purchase an aggregate of 940,000 shares of common stock exercisable at $2.50 per share. The warrants may be voluntarily exercised for cash prior to the maturity date of the promissory notes or will be automatically exercised as described below. The amount outstanding under the 8% unsecured promissory notes must be repaid upon the earlier to occur of the consummation of a Liquidity Event or the second anniversary of the initial closing date of the respective private placement (March 17, 2025 as to $1,500,000 principal and May 2, 2025 as to $850,000 principal). If a Liquidity Event occurs before the second anniversary of the initial closing date of the applicable private placement, the warrants will be automatically exercised as to the unexercised portion of the warrants, the outstanding balance under the 8% unsecured promissory notes will be deemed repaid in the amount of the exercise price for the automatic exercise of the unexercised portion of the related warrants, with any remaining balance owed on the promissory notes to be repaid in cash. If a Liquidity Event does not occur before the second anniversary of the initial closing date of the applicable private placement, then both principal and interest outstanding under the notes must be repaid in cash. The Company agreed to register the resale all of the shares of common stock that such warrants may or shall be exercised to purchase with the shares being registered for sale in the registration statement of which this prospectus forms a part. The Company must generally keep the registration statement effective for a period as shall be required to permit the investors to complete the offer and sale of their shares. The Company and the investors also provided customary mutual indemnification relating to any damages arising from such registration.

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

Note 13 - Commitments and Contingencies

Legal

The Company may be a party to various legal actions arising from the normal course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage and does not believe the outcome of such legal actions will materially affect the Company’s operation and/or financial position.

Claim of John Dorsey

On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on a $50,000 loan that Mr. Dorsey allegedly made to the Company on or about July 21, 2022 while Mr. Dorsey was the Chief Executive Officer of the Company that was due and payable two weeks thereafter (the “Alleged Loan”). The Company has generally denied entering into a binding agreement with Mr. Dorsey on those terms and that payment is due and owing (the “Loan Dispute”).  Under the Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of January 12, 2023, between the Company and Mr. Dorsey (the “January 2023 Dorsey Settlement Agreement”), Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023. Mr. Dorsey orally waived enforcement of the repayment obligation until the tenth day following the consummation of the Company’s initial public offering. The net balance of this promissory note was $40,000 as of September 30, 2023. On November 16, 2023, in connection with the closing of the Company’s initial public offering, the balance of $40,000 became due and payable within ten days. The balance was fully repaid as of November 22, 2023.

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

Betterdays Media, Inc. v. Signing Day Sports, LLC, Case No. 2:21-cv-07442-DMG-JDE (United States District Court for the Central District of California, September 17, 2021)

The plaintiff, Betterdays Media, Inc. commenced this case in the Superior Court of California for Los Angeles County. Thereafter, the defendant, SDS LLC – AZ, removed the case to U.S. District Court for the Central District of California on September 17, 2021. The plaintiff’s complaint in the case alleges that it entered into a contract with the defendant pursuant to which the plaintiff was to perform film production work on a sports documentary for the defendant and that the defendant breached that contract by failing to pay the full amount owed under the contract to the plaintiff. The plaintiff claimed damages in the amount of $138,062.97 plus interest. In its answer to the complaint, SDS LLC – AZ denied the plaintiff’s allegations. On February 1, 2022, the parties filed a joint notice stating that they had agreed to settle the case, were preparing a written settlement agreement and stipulation of dismissal, and that by February 28, 2022 they would file such stipulated dismissal or a report why such stipulated dismissal was not filed. On February 4, 2022, the court entered an order providing that, by March 1, 2022, the parties were to file either (1) a stipulation and proposed order for dismissal of the action or judgment, or (2) a motion to reopen if settlement has not been consummated and that upon the failure to timely comply with this order, the action would be deemed to be dismissed as of March 2, 2022. That was the last docket entry in the case. Therefore, pursuant to that order, the case was deemed dismissed as neither a stipulation and proposed order of dismissal nor a motion to reopen was filed by March 1, 2022.

Note 14 - Related Party Transactions

On April 10, 2023, the Company issued Richard Symington, the Company’s President and Chief Marketing Officer and a director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in a private placement. The promissory note bears interest at 8% annually and will mature on the earlier to occur of March 17, 2025 or a Liquidity Event. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 100,000 shares of common stock for $2.50 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the IPO Registration Statement. A total of $11,836 in accrued unpaid interest was due and payable on the promissory note as of December 31, 2023.

Under a lease agreement dated as of October 7, 2021 and an addendum dated the same date, we leased our former corporate offices consisting of approximately 7,800 square feet for a term of five years beginning January 1, 2022 and ending December 31, 2026 for a monthly rent of $20,800 plus tax and certain operating expenses, with an increase of 3% at the beginning of every calendar year following the first year of the term of the lease agreement through January 2026. As of December 31, 2021, a security deposit was paid in the amount of $23,411. The office space was owned by John Dorsey, a former chief executive officer and director of the Company. On August 31, 2022, the Company entered into a Lease Termination Agreement in which both parties agreed to terminate the lease and release each other from all future obligations. The total approximate dollar value of this transaction was $420,992 plus tax and certain operating expenses. The approximate dollar value of the interest of Mr. Dorsey in this transaction was $420,992.

Repayment of Related-Party Promissory Notes

The following promissory notes held by related parties were fully repaid during 2023, as follows:

●	On October 10, 2023, the outstanding balance of $37,635.07 was fully repaid under a promissory note issued on July 11, 2022 with principal of $35,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	On October 10, 2023, the outstanding balance of $97,670.41 was fully repaid under a promissory note issued on March 8, 2023 with principal of $95,000 to Nelson Financial Services Inc., whose sole owner is Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	On November 22, 2023, the outstanding balance of $40,000 was fully repaid under a promissory note issued on January 12, 2023 to John Dorsey, a former Chief Executive Officer and director of the Company.

●	On November 22, 2023, the outstanding balance of $130,000 was fully repaid under a promissory note issued on July 23, 2023 with principal of $130,000, incurring interest at 6%, held by Daniel Nelson, Chief Executive Officer, Chairman and director of the Company. Mr. Nelson waived all interest owed under the promissory note.

●	On November 22, 2023, the outstanding balance of $10,238.36 was fully repaid under a promissory note issued on March 17, 2023 with principal of $10,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	A promissory note issued on July 11, 2022 with principal of $35,000, incurring interest at 6%, to Dennis Gile, the largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, in accordance with the terms of the note, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provides that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. The promissory note was repaid on April 6, 2023 with accrued interest not including default interest. Mr. Gile did not demand repayment or exercise any remedies under the promissory note prior to such repayment and has not indicated any intent to do so.

Note 15 - Subsequent Events

On January 5, 2024, the Company entered into the Common Stock Purchase Agreement (the “CEFF Purchase Agreement”) with Tumim Stone Capital LLC (“Tumim”), providing for a committed equity financing facility, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEFF Purchase Agreement, Tumim has committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $25,000,000 of the Company’s common stock, subject to certain limitations set forth in the CEFF Purchase Agreement, from time to time during the term of the CEFF Purchase Agreement. Concurrently with the execution of the CEFF Purchase Agreement, the Company and Tumim also entered into a Registration Rights Agreement, pursuant to which the Company agreed to file with the SEC one or more registration statements to register under the Securities Act the offer and resale by Tumim of all of the shares of common stock that may be issued and sold by the Company to Tumim from time to time under the CEFF Purchase Agreement (collectively, the “CEFF Registration Statement”).

On January 26, 2024, the Company made the initial filing with the SEC of the CEFF Registration Statement. Pursuant to the terms of the CEFF Purchase Agreement, the Company issued 661,102 shares of common stock to Tumim, which were valued at $470,360.45 in the aggregate, based on the average of the daily volume-weighted average prices (“VWAPs”) during the five consecutive trading day period ending on (and including) the trading day immediately prior to January 26, 2024, which constituted approximately 4.99% of the outstanding shares of common stock, and, due to a beneficial ownership limitation and pursuant to the terms and conditions of the CEFF Purchase Agreement, the Company paid Tumim $29,639.55 in cash, which equaled the approximate number of the Commitment Shares that would have been issued but for the application of the beneficial ownership limitation, multiplied by the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to January 26, 2024.

We have evaluated subsequent events through March 29, 2024, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2024	Signing Day Sports, Inc.

/s/ Daniel D. Nelson
Name: Daniel D. Nelson
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
Name: Damon Rich
Title: Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel D. Nelson	Chief Executive Officer	March 29, 2024
Daniel D. Nelson	(principal executive officer), Chairman, and Director

/s/ Damon Rich	Interim Chief Financial Officer	March 29, 2024
Damon Rich	(principal financial officer and principal accounting officer)

/s/ Greg Economou	Director	March 29, 2024
Greg Economou

/s/ Roger Mason Jr.	Director	March 29, 2024
Roger Mason Jr.

/s/ Peter Borish	Director	March 29, 2024
Peter Borish