Form 10-Q
period 2024-03-31
Signing Day Sports, Inc.
filed 2024-05-15
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

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

Yes ☐ No ☒

As of May 14, 2024, there were a total of 15,381,653 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.

Balance Sheets

	March 31,
	2024	December 31,
	(Unaudited)	2023
ASSETS

Current assets
Cash and cash equivalents	$259,765	$1,123,529
Short term investments	2,136,583	2,109,011
Accounts receivable	116,492	58,775
Prepaid expense	266,938	125,841
Other current assets	12,536	68,500

Total current assets	2,792,314	3,485,656

Property and equipment, net	9,572	5,078
Internally developed software, net	842,358	895,534
Operating lease right of use asset, net	189,144	208,443
Intangible assets, net	17,508	20,900
Deferred tax asset	81,000	65,000
Other assets	24,000	24,000

Total assets	$3,955,896	$4,704,611

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$1,247,998	$804,534
Accrued liabilities	206,427	379,948
Deferred revenue	59,978	4,282
Current operating lease right of use liability	85,131	83,736
Loans payable	3,530	3,530
Line of credit	2,000,000	1,540,125

Total current liabilities	3,603,064	2,816,155

Non-current liabilities
Noncurrent operating lease liability	122,709	144,325

Total liabilities	$3,725,773	$2,960,480

Stockholders’ deficit

Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 15,383,528 and 13,248,552 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	1,539	1,326
Preferred Stock: 15,000,000 authorized shares, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively.	-	-
Additional paid-in capital	19,685,417	18,701,752
Subscription receivable	(11)	(11)
Accumulated deficit	(19,456,822)	(16,958,936)

Total stockholders’ equity	230,123	1,744,131

Total liabilities and stockholders’ equity	$3,955,896	$4,704,611

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Operations

 (Unaudited)

	For the Three Months Ended
	March 31,	March 31,
	2024	2023

Revenues, net	$234,627	$54,020
Cost of revenues	69,034	16,349

Gross profit	165,593	37,671

Operating cost and expenses
Advertising and marketing	92,725	32,946
General and administrative	2,042,969	694,140

Total operating expenses	2,135,694	727,086

Net loss from operations	(1,970,101)	(689,415)

Other income (expense)
Interest expense	(38,073)	(202,651)
Deferred tax income	16,000	-
Other income (expense), net	(505,712)	26,815

Total other (expense), net	(527,785)	(175,836)

Net loss	$(2,497,886)	$(865,251)

Weighted average common shares outstanding - basic and diluted	15,383,528	7,486,145

Net loss per common share - basic and diluted	0.16	0.12

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)

Balance at December 31, 2022	8,086,152	$809	$3,377,459	$-	$(11,480,816)	$(8,102,548)

Stock-based compensation expense	-	-	178,333	-	-	178,333

Stock repurchase and retirement	(600,000)	(60)	(799,940)	-	-	(800,000)

Net loss	-	-	-	-	(865,251)	(865,251)

Balance at March 31, 2023	7,486,152	$749	$2,755,852	$-	$(12,346,067)	$(9,589,466)

Stock-based compensation expense	-	-	(145,099)	-	-	(145,099)

Issuance of common stock	105,000	11	-	(11)	-	-

Net loss	-	-	-	-	(890,923)	(890,923)

Balance at June 30, 2023	7,591,152	$760	$2,610,753	$(11)	$(13,236,990)	$(10,625,488)

Net loss	-	-	-	-	(919,625)	(919,625)

Balance at September 30, 2023	7,591,152	760	2,610,753	(11)	(14,156,615)	(11,545,113)

Stock-based compensation expense	-	-	514,689	-	-	514,689

Issuance of common stock pursuant to initial public offering, net of issuance costs of $1,342,913	1,210,700	121	4,656,967	-	-	4,657,088

Issuance of common stock pursuant to convertible notes, net of interest cancelled	4,446,700	445	10,919,343	-	-	10,919,788

Net loss	-	-		-	(2,802,321)	(2,802,321)

Balance at December 31, 2023	13,248,552	$1,326	$18,701,752	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	1,310,185	131	427,761	-	-	427,892

Issuance of commitment fee pursuant to equity line of credit	710,295	71	505,289	-	-	505,360
Issuance of common stock pursuant to equity line of credit	114,496	11	50,615	-	-	50,626

Net loss	-	-	-	-	(2,497,886)	(2,497,886)

Balance at March 31, 2024	15,383,528	$1,539	$19,685,417	$(11)	(19,456,822)	$230,123

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Cash flows from operating activities
Net loss	$(2,497,886)	$(865,251)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	56,851	2,353
Stock-based compensation	427,892	178,333
(Increase) decrease in assets:
Accounts receivable	(57,717)	15,020
Prepaid and other assets	(85,133)	30,950
Operating lease right of use asset	19,299	-
Deferred tax asset	(16,000)	-
Increase (decrease) in liabilities:
Accounts payable	443,464	397,417
Accrued liabilities	(173,521)	74,511
Deferred revenue	55,696	(25,900)
Deferred rent	-	(9,894)
Lease liabilities	(20,221)	(13,924)

Net cash used in operating activities	(1,847,277)	(216,385)

Cash flows from investing activities
Proceeds from investments	(27,572)	-
Development of internal software	-	(522,312)
Purchase of property and equipment	(4,777)	-

Net cash used in investing activities	(32,349)	(522,312)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	170,000
Proceeds from revolving line of credit	459,875	-
Proceeds from loans	-	1,362,393
Proceeds from issuance of common stock pursuant to equity line of credit	50,626	-
Payment of commitment fee for equity line of credit by issuance of common stock	505,360	-
Distribution to member	-	(800,000)

Net cash provided by financing activities	1,015,861	732,393

Net increase (decrease) in cash and cash equivalents	(863,764)	(6,304)

Cash and cash equivalents, beginning of period	1,123,529	254,409

Cash and cash equivalents, end of period	$259,765	$248,105

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

NOTES TO FINANCIAL STATEMENTS

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

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $2.498 million for the three months ended March 31, 2024 and $0.865 million for the three months ended March 31, 2023. We had cash used in operating activities of approximately $1.847 million and $0.216 million for the three months ended March 31, 2024 and 2023, respectively, and an accumulated deficit of approximately $19.5 million and $17.0 million as of March 31, 2024 and December 31, 2023, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Basis of Presentation

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Short-term Investments

The Company classifies its certificates of deposit as short-term investments and reassesses the appropriateness of the classification of its investments at the end of each reporting period. Certificates of deposit held for investment with an original maturity greater than three months are carried at amortized cost and reported as short-term investments on the balance sheets. The type of certificates of deposit that the Company invests in are not considered debt securities under Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments - Debt Securities.

As of March 31, 2024 and December 31, 2023, the Company had approximately $2.1 million in certificates of deposit. The Company classified $2.1 million of its certificates of deposits as short-term investments on its balance sheets as of March 31, 2024 and December 31, 2023.

Receivables and Credit Policy

The Company estimates an allowance for doubtful accounts based upon an evaluation of the status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There were $116,492 of open receivables at March 31, 2024 and $58,775 at December 31, 2023. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact on the Company. At March 31, 2024 and December 31, 2023, the Company believes the accounts receivable are fully collectable.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2024 and December 31, 2023.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three months ended March 31, 2024 and 2023, the Company did not have an impairment charge.

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

Stock Subscription Revenue

The Company records stock issuances at the effective date. If the subscription is not funded upon issuance, the Company records a stock subscription receivable as an asset on the balance sheet. When stock subscription receivables are not received prior to the issuance of financial statements at a reporting date in satisfaction of the requirements under ASC 505-10-45-2, the stock subscription receivable is reclassified as a contra account to stockholder’s equity (deficit) on the balance sheet.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of March 31, 2024 and December 31, 2023. The company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of March 31, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of March 31, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement. There were $58,775 and $116,492 of open receivables at January 1, 2024 and March 31, 2024, respectively, and there were $9,712 and $650 of open receivables at January 1, 2023 and March 31, 2023, respectively.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of March 31, 2024 and December 31, 2023, unamortized debt issuance costs are $0 and $0, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $92,725 for the three months ended March 31, 2024 and $32,946 for the three months ended March 31, 2023. Advertising costs are included in advertising and marketing expenses in the statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2024 and 2023, 420,167 and 238,800, respectively, stock options were excluded from dilutive loss per share as their effects were anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(2,497,886)	$(865,251)

Denominator:
Weighted-average common shares outstanding - basic	15,383,528	7,486,145
Effect of potentially dilutive securities:
Stock options	-	-
Weighted-average common shares outstanding - diluted	15,383,528	7,486,145

Net (loss) income per share - basic	$(0.16)	(0.12)
Net (loss) income per share - diluted	$(0.16)	(0.12)

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2024	2023
Stock options	420,167	238,800

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the Company’s initial public offering, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the initial public offering in November 2023, all deferred offering costs in the accompanying balance sheets were reclassified from prepaid expenses and other current assets and recorded against the initial public offering proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of March 31, 2024 and December 31, 2023.

Adopted Accounting Pronouncements

On January 1, 2023, the Company adopted ASC 326: Measurement of Credit Losses on Financial Instruments (“ASC 326”). This standard replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. CECL requires an estimate of credit losses for the remaining estimated life of the financial asset using historical experience, current conditions, and reasonable and supportable forecasts and generally applies to financial assets measured at amortized cost, such as accounts receivable. The adoption did not have a material impact on the Company’s financial statements.

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it. The Company does not expect the adoption of any other pronouncements to have an impact on its results of operations or financial position.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Three Months Ended March 31,
	2024	2023
Revenue recognized over time	$234,627	$54,020
Revenue recognized at a point in time	-	-
Total revenue from contracts with customers recognized over time	$234,627	$54,020

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	March 31,	December 31,
	2024	2023
Contract liabilities (deferred revenue)	$59,978	$4,282

	For the Three Months Ended March 31,
Revenue recognized in the period from:	2024	2023
Amounts included in contract liabilities at the beginning of the period	$4,282	$44,073

The Company recognized revenue of $4,282 and $44,073 for the three months ended March 31, 2024 and March 31, 2023 that was included in the deferred revenue balance as of December 31, 2023, and December 31, 2022, respectively. The Company recognized the December 31, 2022 balance fully in the year ended December 31, 2023. The Company expects to recognize the December 31, 2023 balance fully in the year ending December 31, 2024.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	March 31,	December 31,
	2024	2023
Office Furniture	$10,418	$5,642
Less: accumulated depreciation	(846)	(564)
Property and equipment, net	$9,572	$5,078

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

		Accumulated
	Cost Basis	Amortization	Net
	March 31, 2024
Internally developed software	$1,063,526	$(221,168)	$842,358

	December 31, 2023
Internally developed software	$1,063,526	$(167,992)	$895,534

Amortization expense for the three months ended March 31, 2024 and 2023 was $53,176 and $0 respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	March 31, 2024
Intellectual property	$22,000	$(9,167)	$12,833
Proprietary technology	18,700	(14,025)	4,675
Total	$40,700	$(23,192)	$17,508

	December 31, 2023
Intellectual property	$22,000	$(7,333)	$14,667
Proprietary technology	18,700	(12,467)	6,233
Total	$40,700	$(19,800)	$20,900

Amortization expense for the three months ended March 31, 2024 was $3,392. Amortization expense for the three months ended March 31, 2023 was $2,347.

Estimated amortization for intangible assets with definitive lives for the remaining nine months of 2024 and the next year ended December 31, is as follows:

Amount
Years Ended December 31,
2024 (remaining nine months)	10,175
2025	7,333
Total	$17,508

Note 6 - Accrued Liabilities

	March 31,	December 31,
	2024	2023
Accrued Expenses	$35,731	$183,347
Accrued Payroll	69,228	79,653
Accrued Interest	101,468	116,948
Total Accrued Expenses	$206,427	$379,948

Note 7 - Notes Payable

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

On August 7, 2023, the fifteen 8% convertible notes payable with outstanding balances of $1,465,000 and maturity date of August 8, 2023, were amended by written agreement. The agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 146,500 shares of common stock at $2.00 per share instead of the applicable optional conversion price, approximately $3.29 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance. As a result, the 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase.

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

8% Nonconvertible Unsecured Promissory Notes

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

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. The outstanding balance under these promissory notes was $101,468 as of March 31, 2024.

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

On December 11, 2023, the Company entered into a Revolving Line of Credit with Commerce Bank of Arizona secured with a 12-month certificate of deposit of $2,000,000 at the CD market rate plus 2.00%. The Company paid loan origination and other fees totaling $5,500 and Commerce Bank of Arizona immediately disbursed $334,625 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. The outstanding balance under this revolving line of credit was $2,000,000 and $1,540,125 as of March 31, 2024 and December 31, 2023, respectively.

Note 8 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of March 31, 2024 and December 31, 2023, the unamortized balance was $0, respectively.

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

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of March 31, 2024 and December 31, 2023, there were leases with an expected term greater than 12 months.

Total lease assets and liabilities were as follows:

	March 31,	December 31,
	2024	2023

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(69,977)	(50,678)
Net operating lease right of use asset	$189,144	208,443
Current operating lease liability	$85,131	$83,736
Noncurrent operating lease liability	122,709	144,325
Total operating lease liability	$207,840	$228,061

Future minimum lease payments under non-cancelable leases as of March 31, 2024 were as follows:

Amount
Years ending December 31,
2024 (remaining nine months)	$69,855
2025	92,784
2026	55,358
Total future minimum lease payments	$217,997
Less: interest	10,157
Total lease liability	$207,840

Note 9 - Income Taxes

There was deferred tax income for the three months ended March 31, 2024 of $16,000 and no current tax expense or deferred tax income for the three months ended March 31, 2023. Deferred tax income was $65,000 as of December 31, 2023.

Deferred tax assets consist of the following components as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Deferred Tax Asset
Net operating loss carryforwards	$3,840,000	$3,240,000
Internally developed software / Intangibles	840,000	880,000
Furniture and fixtures	(2,000)	(1,000)
R&D Tax Credit Carryforwards	209,000	199,000
AZ Refundable R&D Tax Credit	81,000	65,000

Net deferred tax assets before valuation allowance	$4,968,000	$4,383,000

Less valuation allowance	(4,887,000)	(4,318,000)

Net deferred tax assets	$81,000	$65,000

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

As of March 31, 2024 and December 31, 2023, the Company had approximately $14,800,000 and $12,500,000, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of March 31, 2024 and December 31, 2023, the Company has approximately $290,000 and $264,000, respectively, of federal and state research and development credits. The 2023 Arizona research and development credit of $65,000 is refundable, and the remaining federal credit from 2023 will expire in 2043, the 2022 credits expire in 2042, and the 2021 credits expire in 2042.

Note 10 - Recapitalization

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

Note 11 - Stockholder’s Deficit

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of March 31, 2024 and December 31, 2023, respectively. The Company has 15,383,528 and 13,248,552 shares issued and outstanding as of March 31, 2024 and December 31, 2023.

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.0001 per share, with no shares of preferred stock outstanding as of March 31, 2024 and December 31, 2023. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

Equity Incentive Plan

In August 2022, the board of directors adopted the Company’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”), effective as of August 31, 2022. Awards that may be granted under the 2022 Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. The persons eligible to receive awards are the employees, consultants and directors of the Company and its affiliates and such other individuals designated by the Compensation Committee of the board of directors (the “Compensation Committee”) who are reasonably expected to become employees, consultants and directors after the receipt of awards. The purpose of the 2022 Plan is to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business. The 2022 Plan shall be administered by the Compensation Committee or, in the board’s sole discretion, by the board. Subject to the terms of the Plan and the provisions of Section 409A of the U.S. Internal Revenue Code of 1986, as amended (if applicable), the Compensation Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the Plan. The board initially reserved 750,000 shares of common stock issuable upon the grant of awards. On February 27, 2024, the stockholders of the Company and the board approved an amendment to the Plan to increase the number of authorized shares of common stock available for issuance under the Plan from 750,000 shares of common stock to 2,250,000 shares of common stock.

As of March 31, 2024, there were 431,523 shares available for grant under the 2022 Plan and the Company had 1,398,310 shares of restricted stock outstanding and stock options to purchase 420,167 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

Share-Based Payment Valuation

Stock Options

The grant date fair value of stock options granted containing service-based vesting conditions and generally vesting in certain increments over time is determined using the Black-Scholes option-pricing model. Prior to the start of trading of the Company’s common stock on November 14, 2023 on the NYSE American LLC stock exchange, the grant-date fair value of the underlying common stock was calculated utilizing a probability-weighted expected return valuation model as of the date the awards are granted. Beginning November 14, 2023, the grant-date fair value of the underlying common stock is calculated utilizing the daily closing price as reported by NYSE American LLC.

The following table summarizes stock option activity for the three months ended March 31, 2024:

		Weighted
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at December 31, 2023	651,000	2.62
Granted	-	-
Exercised	-	-
Forfeited or expired	(230,833)	2.49

Outstanding at March 31, 2024	420,167	$2.66	$0

Exercisable at March 31, 2024	323,396	$2.65	$0

The following table summarizes restricted stock award activity for the three months ended March 31, 2024:

	Restricted	Weighted Average Grant
	Stock Awards	Date Fair Value
Outstanding non-vested, beginning of period	45,000	$1.72
Granted	1,355,185	.53
Vested	(802,963)	.74
Cancelled	(46,875)	1.67
Outstanding non-vested, end of period	550,347	.58

The total grant-date fair value of the restricted stock granted during the three months ended March 31, 2024 and 2023 was $716,456 and $154,800, respectively. Stock-based compensation expense of 427,892 and $178,333 was recognized for the three months ended March 31, 2024 and 2023, respectively. Prior to the start of trading of the Company’s common stock on November 14, 2023 on the NYSE American LLC stock exchange, the grant-date fair value was calculated utilizing a probability-weighted expected return valuation model as of the date the awards are granted. Beginning November 14, 2023, the grant-date fair value is calculated utilizing the daily closing price as reported by NYSE American LLC.

Private Placement

In March 2023 and April 2023 the Company conducted one private placement, and in May 2023 the Company completed a subsequent private placement in which the Company entered into subscription agreements with a number of accredited investors, pursuant to which the Company issued 8% unsecured promissory notes in the aggregate principal amount of $2,350,000, which bear interest at the annual rate of 8%, and accompanying warrants to purchase an aggregate of 940,000 shares of common stock exercisable at $2.50 per share. The warrants may be voluntarily exercised for cash prior to the maturity date of the promissory notes or will be automatically exercised as described below. The amount outstanding under the 8% unsecured promissory notes must be repaid upon the earlier to occur of the consummation of a Liquidity Event or the second anniversary of the initial closing date of the respective private placement (March 17, 2025 as to $1,500,000 principal and May 2, 2025 as to $850,000 principal). If a Liquidity Event occurs before the second anniversary of the initial closing date of the applicable private placement, the warrants will be automatically exercised as to the unexercised portion of the warrants, the outstanding balance under the 8% unsecured promissory notes will be deemed repaid in the amount of the exercise price for the automatic exercise of the unexercised portion of the related warrants, with any remaining balance owed on the promissory notes to be repaid in cash. If a Liquidity Event does not occur before the second anniversary of the initial closing date of the applicable private placement, then both principal and interest outstanding under the notes must be repaid in cash. The Company agreed to register the resale all of the shares of common stock that such warrants may or shall be exercised to purchase with the shares being registered for sale in the registration statement of which this prospectus forms a part. The Company must generally keep the registration statement effective for a period as shall be required to permit the investors to complete the offer and sale of their shares. The Company and the investors also provided customary mutual indemnification relating to any damages arising from such registration.

Boustead acted as placement agent in these private placements. Pursuant to the Company’s engagement letter agreement with Boustead, in addition to a commission equal to 7% of the gross proceeds raised in the private placements, a non-accountable expense allowance equal to 1% of the gross proceeds raised in the private placements, and payment of certain other expenses, the Company agreed to issue Boustead five-year warrants to purchase a number of shares of common stock equal to 7% of the common stock underlying the warrants accompanying the 8% unsecured promissory notes at an exercise price equal to the exercise price as defined in such warrants. Under the engagement letter with Boustead, its placement agent’s warrants must be registered for resale with the Company’s initial public offering. However, Boustead has informally deferred these registration rights with respect to the registration statement for the initial public offering.

Under the subscription agreements with the investors in the first of these two private placements, the Company was required to use the first $450,000 of the net proceeds from the private placement to expand its current operations, including its technology and intellectual property portfolio, and to fund the costs of its initial public offering. The Company was required to use the next $800,000 of the net proceeds from the private placement for the Repurchase. The Repurchase was required to be consummated only to the extent that it did not impair the Company’s capital within the meaning of Section 160 of the DGCL or the Company’s ability to pay down its debts as they become due. The Company was required to enter into an agreement with Mr. Gile providing that Mr. Gile will use the proceeds of the repurchase to settle an existing lawsuit filed against Mr. Gile by John Dorsey, a former officer and director of the Company, subject to a full release of Mr. Gile and the Company, and that Mr. Gile will resign from the board of directors of the Company and from any officer position with the Company upon the repurchase. The Company was required to use any remaining net proceeds from the private placement, which consisted of $250,000 less placement agent fees and expenses, for working capital and other general corporate purposes. Subsequently, the Company used the net proceeds as required.

Note 12 - Commitments and Contingencies

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

Note 13 - Related Party Transactions

On April 10, 2023, the Company issued Richard Symington, the Company’s former President, Chief Technology Officer, Chief Marketing Officer, and director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in a private placement. The promissory note bears interest at 8% annually and will mature on the earlier to occur of March 17, 2025 or a Liquidity Event. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 100,000 shares of common stock for $2.50 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the registration statement relating to the Company’s initial public offering. A total of $0 and $11,836 in accrued unpaid interest was due and payable on the promissory note as of March 31, 2024 and December 31, 2023, respectively. Mr. Symington resigned from all positions held with the Company effective February 22, 2024.

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

Note 14 - Subsequent Events

April 2024 Promissory Note

On April 11, 2024, Daniel D. Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest will become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

Employment Agreement with Craig Smith

On April 22, 2024, the Compensation Committee approved an Executive Employment Agreement with Craig Smith, which was dated as of and entered into by the Company and Mr. Smith on April 23, 2024 (the “Smith Employment Agreement”). Under the Smith Employment Agreement, Mr. Smith was employed as the Company’s Chief Operating Officer. Mr. Smith’s annual base salary will be $150,000. The Company agreed to pay or reimburse Mr. Smith for all reasonable and necessary expenses actually incurred or paid by Mr. Smith during his employment in the performance of his duties under the Smith Employment Agreement. Mr. Smith will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Smith’s employment is at-will.

On March 12, 2024, the Compensation Committee granted an award of 90,000 shares of restricted common stock to Mr. Smith, which vested as to 22,500 shares upon grant and vests as to the remaining 67,500 shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the 2022 Plan.

Amendment to Midwestern Settlement Agreement

On April 11, 2024, under an Amendment No. 1 to Settlement Agreement and Release (the “Amendment to Midwestern Release Agreement”), dated as of April 11, 2024, between the Company and Midwestern Interactive, LLC, a Missouri limited liability company (“Midwestern”), the Company and Midwestern agreed to amend the Settlement Agreement and Release, dated as of December 12, 2023, between the Company and Midwestern (the “Midwestern Release Agreement”). Pursuant to the Midwestern Release Agreement, the Company was required to pay Midwestern a total of $600,000 (the “Midwestern Release Amount”), of which $300,000 was to be paid within three business days of December 12, 2023, and the remaining $300,000 (the “Second Tranche”) was to be paid on or before April 12, 2024. The Company paid the first amount of $300,000 timely and in full. Under the Amendment to Midwestern Release Agreement, the Second Tranche must be paid with interest on the outstanding amount at 6% per annum commencing April 13, 2024, according to the following schedule: $200,000 must be paid on or before April 12, 2024; $25,000 with accrued interest must be paid on or before May 31, 2024; $25,000 with accrued interest must be paid on or before June 30, 2024; $25,000 with accrued interest must be paid on or before July 31, 2024; and $25,000 with accrued interest must be paid on or before August 31, 2024.

In addition, the Company agreed to execute an Amended Stipulation to Final Judgment and Confessed Judgment (the “Midwestern Stipulation”) and an Amended Affidavit of Verified Confession of Judgment in favor of Midwestern as to the obligations to pay the Midwestern Release Amount plus interest accruing on the unpaid portion of the Midwestern Release Amount from and including April 13, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary, if the terms and conditions of the Midwestern Settlement Agreement, as amended, and the Midwestern Stipulation are not fully adhered to.

The Company and Midwestern entered into the Midwestern Release Agreement, as amended, to resolve a dispute between them involving allegations, on the one hand, by Midwestern that it performed work on behalf of the Company for which Midwestern had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 (the “Work For Hire Agreement”), and, on the other hand, by the Company that Midwestern did not perform as required by the Work For Hire Agreement

Employment Agreement with Jeffry Hecklinski

On April 9, 2024, the Compensation Committee approved an Executive Employment Agreement with Jeffry Hecklinski, the President of the Company, which was dated and entered into by the Company and Mr. Hecklinski on the same date (the “Hecklinski Employment Agreement”). Prior to April 9, 2024, Mr. Hecklinski was employed as the Company’s General Manager under an employment offer letter, dated March 7, 2023, between Mr. Hecklinski and the Company (the “Former Hecklinski Employment Agreement”). Mr. Hecklinski’s annual base salary was $200,000. Pursuant to the Former Hecklinski Employment Agreement, on March 14, 2023, Mr. Hecklinski was granted a stock option pursuant to the Signing Day Sports, Inc. 2022 Equity Incentive Plan and execution of a Stock Option Agreement. The stock option provides Mr. Hecklinski the right to purchase 40,000 shares of common stock of the Company at an exercise price of $3.10 per share. The option was vested and exercisable as to 10,000 shares immediately upon the date of grant, vested as to 7,500 shares on the one-year anniversary of the date of grant, and vests as to 625 shares at the end of each of the following 36 calendar months. Mr. Hecklinski was eligible to participate in standard benefits plans of the Company, including medical, dental and life insurance options, and was entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment was at-will.

Under the Hecklinski Employment Agreement, Mr. Hecklinski is employed as the Company’s President. Mr. Hecklinski’s annual base salary is $200,000. The Company will pay or reimburse Mr. Hecklinski for all reasonable and necessary expenses actually incurred or paid by Mr. Hecklinski during his employment in the performance of his duties under the Hecklinski Employment Agreement. Mr. Hecklinski will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment is at-will.

On March 12, 2024, the Compensation Committee granted an award of 120,000 shares of restricted common stock to Mr. Hecklinski, which vested as to 30,000 shares upon grant and vests as to the remaining 90,000 shares in eight equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

We have evaluated subsequent events through May 15, 2024, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information is derived from our financial statements and should be read in conjunction with such condensed financial statements and notes thereto set forth elsewhere herein.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Signing Day Sports,” and “our company” refer to the operations of Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s Common Stock, par value $0.0001 per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of the outstanding common stock which became effective on April 14, 2023.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	anticipated benefits from strategic alliances, sponsorships, and collaborations with certain sports organizations or celebrity professional sports consultants;

●	our ability to implement certain desired artificial intelligence features into our platform;

●	our anticipated ability to obtain additional funding to develop additional services and offerings;

●	expected market acceptance of our existing and new offerings;

●	anticipated competition from existing online offerings or new offerings that may emerge;

●	anticipated favorable impacts from strategic changes to our business on our net sales, revenues, income from continuing operations, or other results of operations;

●	our expected ability to attract new users and customers, with respect to football, sports other than football, or both;

●	our expected ability to increase the rate of subscription renewals;

●	our expected ability to slow the rate of user attrition;

●	our expected ability to retain or obtain intellectual property rights;

●	our expected ability to adequately support future growth;

●	our expected ability to comply with user data privacy laws and other legal requirements;

●	anticipated legal and regulatory requirements and our ability to comply with such requirements; and

●	our expected ability to attract and retain key personnel to manage our business effectively.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “2023 Annual Report”), and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Signing Day Sports launched in 2019. During 2023, 3,846 aspiring high school athletes and groups throughout the United States subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes.

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

Emerging Growth Company and Smaller Reporting Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	present three years, and may instead present only two years, of audited financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in certain filings with the SEC;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	comply with certain greenhouse gas emissions disclosure and related third-party assurance requirements;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including as to: (i) the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; (ii) scaled executive compensation disclosures; (iii) presenting two years of audited financial statements, instead of three years; and (iv) compliance with certain greenhouse gas emissions disclosure and related third-party assurance requirements.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues, net	$234,627	$54,020
Cost of revenues	69,034	16,349
Gross profit	165,593	37,671

Operating cost and expenses
Advertising and marketing	92,725	32,946
General and administrative	2,042,969	694,140

Total operating expenses	2,135,694	727,086

Net income (loss) from operations	(1,970,101)	(689,415)

Other Income (expense)
Interest expense	(38,073)	(202,651)
Deferred tax income	16,000	-
Other income (expense), net	(505,712)	26,815

Total other (expense), net	(527,785)	(175,836)

Net loss	$(2,497,886)	$(865,251)

Revenues, Net

Net revenues for the three months ended March 31, 2024 and 2023 were approximately $0.23 million and $0.05 million, respectively. Net revenues increased approximately $0.18 million, or 334%, primarily due to an increase in event revenue of approximately $0.13 million and an increase in subscription revenue of approximately $0.04 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the three-month periods ended March 31, 2024 and 2023. Subscriptions to our platform require payment prior to platform access except that group subscriptions may make payments on a monthly installment basis.

	Users with Subscriptions
Subscription Type	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Monthly	2,144	704
Annual	13	7
Total:	2,157	711

We anticipate that the number of users with subscriptions and revenues will continue to increase in future periods due to four strategic changes to our business during the fourth quarter of 2022. First, our former promotional free use arrangement for certain high school sports programs was discontinued, and since that time we have generally required that all users other than college coaches be covered under a subscription after a temporary trial period. Second, we reextended our app and website design and related marketing approach from the prior model of a recruitment tool for college sports recruiters to restore a major direct-to-consumer component including by increasing in-person recruiting events and consumer digital marketing, reducing our monthly subscription fee from $29.99 to $24.99, and enhancing education resources on our website and other communication channels. Third, during 2023, we signed strategic alliance and sponsorship agreements with significant college sports recruiting industry participants, including GOAT Farm Sports, the owner of the U.S. Army Bowl, and SAJE Enterprises LLC (DBA Elite Development Program Soccer), or EDP, providing preferential access to student-athletes at many sports combines and events throughout the year for which we have committed to act as an official events sponsor and college sports recruitment platform, for college football and soccer recruitment-related events. Fourth, we determined to extend our app and website to support baseball, softball, and men’s and women’s soccer recruitment as well as football, to support these sports now or in the future, to support the particular priorities of strategic sports recruiting allies and collaborators, and to apply the other aspects of our business model to the end of generating revenues from the significant markets for these major college sports areas, alliances, and collaborations. These changes are anticipated to increase first-time subscriptions by both individual users and groups, increase the rate of subscription renewals by individual monthly subscribers, and slow individual user attrition due to the inherently limited college recruiting cycle for each student-athlete.

However, we caution that the extent and timing of any favorable impacts from the strategic changes to our business described above on our net sales, revenues, income from continuing operations, or other results of operations, are subject to, and may be offset by, unfavorable impacts on our results of operations, due to many other factors and uncertainties that are discussed throughout this report, including under “Cautionary Statement Regarding Forward-Looking Statements”, “—Principal Factors Affecting Our Financial Performance”, “—Liquidity and Capital Resources – Going Concern”, and in the notes to the financial statements accompanying this report.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2024 and 2023 was approximately $0.07 million and $0.02 million, respectively. Cost of revenue increased approximately $0.05 million, or 322%, primarily due to an increase in software development staff.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.09 million and $0.03 million for the three months ended March 31, 2024 and 2023, respectively. The increase of approximately $0.06 million, or 181%, was due to an increase in temporary marketing subcontractors during the three months ended March 31, 2024 principally relating to preparation for marketing the Company’s proposed offering under Regulation A of the Securities Act that is expected to commence following the qualification of the related offering statement on Form 1-A that was initially filed by the Company with the SEC on April 12, 2024.

General and Administrative

General and administrative expenses were approximately $2.04 million and $0.69 million for the three months ended March 31, 2024 and 2023, respectively. The increase of approximately $1.35 million, or 194%, was primarily due to an increase in wages of approximately $0.41 million, stock-based compensation expense of approximately $0.25, temporary increase in legal expenses of approximately $0.19 million for the Company’s committed equity financing facility and offering under Regulation A of the Securities Act that is expected to commence following the qualification of the related offering statement on Form 1-A that was initially filed by the Company with the SEC on April 12, 2024, and directors’ and officers’ liability insurance of approximately $0.14 million.

Other Expense, Net

Other expense, net was approximately $0.53 million and $0.18 million for the three months ended March 31, 2024 and 2023, respectively. The increase was primarily due to payment of a commitment fee pursuant to the Company’s committed equity financing facility of approximately $0.53 million, which was offset by a decrease in interest expense of approximately $0.16 million due to the reduced balance for convertible and nonconvertible notes payable during the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2024, we had cash and cash equivalents of $259,765 and short-term investments of $2,136,583. As of March 31, 2024, we also had total current liabilities of $3,603,064. As of March 31, 2024, we have financed our operations primarily from private placements of securities and our initial public offering. In November 2023, we raised approximately $4.7 million in net proceeds from our initial public offering, all of which had been used to finance our operations as of December 31, 2023. In February 2024, we also gained access to a committed equity financing facility for up to $25,000,000, subject to certain terms and conditions. However, this facility had not raised net proceeds as of March 31, 2024.

We believe that our current levels of cash will only be sufficient to meet our anticipated cash needs for our operations and other cash requirements until March 31, 2025 and for at least 12 months beyond that period, including our costs associated with being a public reporting company, if we receive additional financing. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Our auditor’s opinion included in our audited financial statements for the years ended December 31, 2023 and 2022 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

Our ability to continue as a going concern is conditioned on generating a level of revenue adequate to support our cost structure. We must continue our path to profitability through increased business development, marketing and sales of the Company’s platform subscriptions. Our management has evaluated the significance as well as the time in which we have to complete these tasks and has determined that we can meet these operating obligations for the foreseeable future. We plan to finance our operations primarily using proceeds from capital raises until our transition to profitable operations, at which point we plan to finance operations primarily from profits. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern.

However, there can be no assurance that we will succeed in generating sufficient revenues to continue our operations as a going concern. There can also be no assurance that our financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. If we are unable to secure needed financing, management may be forced to take additional restructuring actions, which may include significantly reducing our anticipated level of expenditures, which may slow or reverse our growth or ability to become profitable. The financial statements that accompany this report do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$(1,847,277)	$(216,385)
Net cash provided by (used in) investing activities	(32,349)	(522,312)
Net cash provided by (used in) financing activities	1,015,861	732,393
Net change in cash and cash equivalents	(863,764)	(6,304)
Cash and cash equivalents, beginning of period	1,123,529	254,409
Cash and cash equivalents, end of period	$259,765	$248,105

Net cash used in operating activities was approximately $1.85 million for the three months ended March 31, 2024, as compared to net cash used in operating activities of approximately $0.22 million for the three months ended March 31, 2023. The increase was primarily due to an increase of net loss to approximately $2.5 million from approximately $0.87 million, offset primarily by an increase in stock-based compensation of approximately $0.43 million and an increase  in accounts payable and accrued liabilities of approximately $0.27 million.

Net cash used in investing activities was approximately $0.03 million for the three months ended March 31, 2024 and approximately $0.52 million for the three months ended March 31, 2023. The decrease was primarily due to a decrease in development of internal software.

Net cash provided by financing activities was approximately $1.02 million for the three months ended March 31, 2024 and approximately $0.73 million for the three months ended March 31, 2023. The increase was primarily due to an increase in proceeds from the line of credit and payments in shares of common stock for the commitment fee related to the Company’s committed equity financing facility.

Recent Developments

April 2024 Promissory Note

On April 11, 2024, Daniel D. Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount.   On May 1, 2024, Mr. Nelson, advanced $75,000 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest will become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

The April 2024 Note is filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q, and the description above of the material terms of the April 2024 Note is qualified in its entirety by reference to the full text of such exhibit.

Employment Agreement with Craig Smith

On April 22, 2024, the Compensation Committee (the “Compensation Committee”) of the board of directors of the Company (the “Board”) approved an Executive Employment Agreement with Craig Smith, which was dated as of and entered into by the Company and Mr. Smith on April 23, 2024 (the “Smith Employment Agreement”). Under the Smith Employment Agreement, Mr. Smith was employed as the Company’s Chief Operating Officer. Mr. Smith’s annual base salary will be $150,000. The Company agreed to pay or reimburse Mr. Smith for all reasonable and necessary expenses actually incurred or paid by Mr. Smith during his employment in the performance of his duties under the Smith Employment Agreement. Mr. Smith will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Smith’s employment is at-will.

On March 12, 2024, the Compensation Committee granted an award of 90,000 shares of restricted common stock to Mr. Smith, which vested as to 22,500 shares upon grant and vests as to the remaining 67,500 shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (the “Plan”).

The Smith Employment Agreement is filed as Exhibit 10.6 to this Quarterly Report on Form 10-Q, and the description above of the material terms of the Smith Employment Agreement is qualified in its entirety by reference to the full text of such exhibit.

Amendment to Midwestern Settlement Agreement

On April 11, 2024, under an Amendment No. 1 to Settlement Agreement and Release (the “Amendment to Midwestern Release Agreement”), dated as of April 11, 2024, between the Company and Midwestern Interactive, LLC, a Missouri limited liability company (“Midwestern”), the Company and Midwestern agreed to amend the Settlement Agreement and Release, dated as of December 12, 2023, between the Company and Midwestern (the “Midwestern Release Agreement”). Pursuant to the Midwestern Release Agreement, the Company was required to pay Midwestern a total of $600,000 (the “Midwestern Release Amount”), of which $300,000 was to be paid within three business days of December 12, 2023, and the remaining $300,000 (the “Second Tranche”) was to be paid on or before April 12, 2024. The Company paid the first amount of $300,000 timely and in full. Under the Amendment to Midwestern Release Agreement, the Second Tranche must be paid with interest on the outstanding amount at 6% per annum commencing April 13, 2024, according to the following schedule: $200,000 must be paid on or before April 12, 2024; $25,000 with accrued interest must be paid on or before May 31, 2024; $25,000 with accrued interest must be paid on or before June 30, 2024; $25,000 with accrued interest must be paid on or before July 31, 2024; and $25,000 with accrued interest must be paid on or before August 31, 2024.

In addition, the Company agreed to execute an Amended Stipulation to Final Judgment and Confessed Judgment (the “Midwestern Stipulation”) and an Amended Affidavit of Verified Confession of Judgment in favor of Midwestern as to the obligations to pay the Midwestern Release Amount plus interest accruing on the unpaid portion of the Midwestern Release Amount from and including April 13, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary, if the terms and conditions of the Midwestern Settlement Agreement, as amended, and the Midwestern Stipulation are not fully adhered to.

The Company and Midwestern entered into the Midwestern Release Agreement, as amended, to resolve a dispute between them involving allegations, on the one hand, by Midwestern that it performed work on behalf of the Company for which Midwestern had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 (the “Work For Hire Agreement”), and, on the other hand, by the Company that Midwestern did not perform as required by the Work For Hire Agreement.

The Amendment to Midwestern Release Agreement is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q, and the description above of the material terms of the Amendment to Midwestern Release Agreement is qualified in its entirety by reference to the full text of such exhibit.

Employment Agreement with Jeffry Hecklinski

On April 9, 2024, the Compensation Committee approved an Executive Employment Agreement with Jeffry Hecklinski, the President of the Company, which was dated and entered into by the Company and Mr. Hecklinski on the same date (the “Hecklinski Employment Agreement”). Prior to April 9, 2024, Mr. Hecklinski was employed as the Company’s General Manager under an employment offer letter, dated March 7, 2023, between Mr. Hecklinski and the Company (the “Former Hecklinski Employment Agreement”). Mr. Hecklinski’s annual base salary was $200,000. Pursuant to the Former Hecklinski Employment Agreement, on March 14, 2023, Mr. Hecklinski was granted a stock option pursuant to the Signing Day Sports, Inc. 2022 Equity Incentive Plan and execution of a Stock Option Agreement. The stock option provides Mr. Hecklinski the right to purchase 40,000 shares of common stock of the Company at an exercise price of $3.10 per share. The option was vested and exercisable as to 10,000 shares immediately upon the date of grant, vested as to 7,500 shares on the one-year anniversary of the date of grant, and vests as to 625 shares at the end of each of the following 36 calendar months. Mr. Hecklinski was eligible to participate in standard benefits plans of the Company, including medical, dental and life insurance options, and was entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment was at-will.

Under the Hecklinski Employment Agreement, Mr. Hecklinski is employed as the Company’s President. Mr. Hecklinski’s annual base salary is $200,000. The Company will pay or reimburse Mr. Hecklinski for all reasonable and necessary expenses actually incurred or paid by Mr. Hecklinski during his employment in the performance of his duties under the Hecklinski Employment Agreement. Mr. Hecklinski will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment is at-will.

On March 12, 2024, the Compensation Committee granted an award of 120,000 shares of restricted common stock to Mr. Hecklinski, which vested as to 30,000 shares upon grant and vests as to the remaining 90,000 shares in eight equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

The Former Hecklinski Employment Agreement and the Hecklinski Employment Agreement are filed as Exhibit 10.9 and Exhibit 10.10 to this Quarterly Report on Form 10-Q, and the description above of the material terms of the Former Hecklinski Employment Agreement and the Hecklinski Employment Agreement is qualified in its entirety by reference to the full text of such exhibits.

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of March 31, 2024 (dollars in thousands):

	Total	Short-Term	Long-Term
Operating lease obligations	$207,840	$85,131	$122,709
Loans payable	3,530	3,530	-
Total contractual obligations	$211,370	$88,661	$122,709

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

The Midwestern Release Agreement is filed as Exhibit 10.35 to the 2023 Annual Report, and the description above of the material terms of the Midwestern Release Agreement is qualified in its entirety by reference to the full text of such exhibit.

Contractual Obligations to Boustead Securities, LLC

Under the Company’s engagement letter agreement with Boustead, as amended (the “Boustead Engagement Letter”), we must compensate Boustead with a cash fee equal to 7% and non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to 10% of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent, or in our recent initial public offering in November 2023, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, for such transactions that occur during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter will expire upon the later to occur of November 16, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the Boustead Engagement Letter, and which such material breach is not cured, no Tail Rights will be due.

The Boustead Engagement Letter and the Underwriting Agreement between the Company and Boustead, dated as of November 13, 2023 (the “Underwriting Agreement”), provide Boustead a right of first refusal (the “Right of First Refusal”) for two years following the consummation of the Company’s initial public offering on November 16, 2023, or 18 months following the termination or expiration of the engagement with Boustead to act as financial advisor or to act as joint financial advisor on or at least equal economic terms on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of our equity or our assets.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, unless we mutually agree otherwise. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the engagement agreement, and which such material breach is not cured, Boustead’s Right of First Refusal will terminate, and the Company will be entitled to pursue any future transaction without adhering to the terms of the Right of First Refusal. The exercise of such right of termination for cause will eliminate the Company’s obligations with respect to the provisions of the Boustead Engagement Letter relating to the Right of First Refusal.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead duly exercises the Right of First Refusal or is entitled to the Tail Rights, Boustead shall receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, Boustead will accrue compensation under a percentage fee of the Aggregate Consideration (defined to include amounts paid or received, indebtedness assumed or remaining outstanding, fair market value of excluded assets, fair market value of retained or non-acquired ownership interests, and contingent payments in connection with the transaction) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus

o	8.0% for Aggregate Consideration between $10,000,000 and $25,000,000; plus

o	6.0% for Aggregate Consideration between $25,000,001 and $50,000,000; plus

o	4.0% for Aggregate Consideration between $50,000,001 and $75,000,000; plus

o	2.0% for Aggregate Consideration between $75,000,001 and $100,000,000; plus

o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, Boustead shall receive upon each investment transaction closing a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights are issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price will be the lower of: (i) the price per share paid by investors in each respective financing; (ii) in the event that convertible securities are sold in the financing, the conversion price of such securities; or (iii) in the event that warrants or other rights are issued in the financing, the exercise price of such warrants or other rights;

●	any warrants required to be issued to Boustead as compensation as described above will be transferable in accordance with the rules of FINRA and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggyback registration rights, have customary anti-dilution provisions and will have adjustments to the exercise price in the event that other Company outstanding warrants are re-priced below their exercise price or issues securities at a price below the exercise price per share, will have terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

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

The Underwriting Agreement is filed as Exhibit 10.29 to the 2023 Annual Report, and the description above of certain material terms of the Underwriting Agreement is qualified in its entirety by reference to the full text of such exhibit.

Management Employment Agreements

Employment Agreement with Daniel Nelson

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and a director, which was dated and entered into by the Company and Mr. Nelson on the same date (the “Original CEO Employment Agreement”). Under the Original CEO Employment Agreement, Mr. Nelson was employed in his current capacity as the Company’s Chief Executive Officer. The following is a summary of the terms of the Original CEO Employment Agreement.

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

Pursuant to the Original CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. Nelson the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on NYSE American LLC (the “NYSE American”) on November 22, 2023. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

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

The Original CEO Employment Agreement is filed as Exhibit 10.32 to the 2023 Annual Report, and the Amended and Restated CEO Employment Agreement is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q, and the description above of the material terms of such agreements is qualified in its entirety by reference to the full text of such exhibits.

Employment Agreement with Trent Whitehead

On March 4, 2024, the Board approved the appointment of Trent Whitehead, Vice President of Human Resources, as Secretary of the Company and to address principal operating functions of the Company. Under an employment letter agreement, dated March 16, 2023 (the “Whitehead Employment Agreement”), Mr. Whitehead was employed as Vice President of Human Resources. Mr. Whitehead’s annual base salary is $125,000. Mr. Whitehead will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Pursuant to the Whitehead Employment Agreement, on April 19, 2023, Mr. Whitehead was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. Whitehead the right to purchase 10,000 shares of common stock of the Company at an exercise price of $2.50 per share. The option is subject to vesting as to one-third on each of the six-month anniversary, the 18-month anniversary, and the 30-month anniversary of the date of the consummation of the Company’s initial public offering (November 16, 2023), provided that Mr. Whitehead remained in continuous service with the Company. Mr. Whitehead’s employment is at-will.

On March 12, 2024, the Compensation Committee granted an award of 90,000 shares of restricted common stock to Mr. Smith, which vested as to 22,500 shares upon grant and vests as to the remaining 67,500 shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

The Whitehead Employment Agreement is filed as Exhibit 10.12 to this Quarterly Report on Form 10-Q, and the description above of the material terms of such agreement is qualified in its entirety by reference to the full text of such exhibit.

Former Employment Agreements with David O’Hara

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with David O’Hara, the Company’s former Chief Operating Officer and former General Manager, which was dated and entered into by the Company and Mr. O’Hara on the same date (the “Former COO Employment Agreement”). The Former COO Employment Agreement amended, restated and superseded the Amended O’Hara Agreement. Under the Former COO Employment Agreement, Mr. O’Hara was employed in his former capacity as the Company’s Chief Operating Officer and Secretary. The following is a summary of the terms of the Former COO Employment Agreement.

Mr. O’Hara’s annual base salary was $275,000, subject to modification upon execution of an amendment or addendum to the Former COO Employment Agreement. Mr. O’Hara was also entitled to a one-time cash bonus payment of $100,000 on the date of the Former COO Employment Agreement. The Company agreed to pay or reimburse Mr. O’Hara for all reasonable and necessary expenses actually incurred or paid by Mr. O’Hara during his employment in the performance of his duties under the Former COO Employment Agreement.

Pursuant to the Former COO Employment Agreement, on November 22, 2023, Mr. O’Hara was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. O’Hara the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

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

On March 1, 2024, Mr. O’Hara notified the Board of his resignation from his position as Chief Operating Officer, effective immediately. Mr. O’Hara also notified the Board that the Former COO Employment Agreement was terminated, effective immediately.

The Former COO Employment Agreement is filed as Exhibit 10.34 to the 2023 Annual Report, and the description above of the material terms of such agreement is qualified in its entirety by reference to the full text of such exhibit.

Former Employment Agreement with Richard Symington

On November 22, 2023, the Compensation Committee approved an Executive Employment Agreement with Richard Symington, which was dated and entered into by the Company and Mr. Symington on the same date (the “Former CTO Employment Agreement”). Under the Former CTO Employment Agreement, Mr. Symington was employed as the Company’s President and Chief Technology Officer. Mr. Symington was also elected as a director as of December 19, 2023. The following is a summary of the terms of the Former CTO Employment Agreement.

Mr. Symington’s annual base salary was $375,000, subject to modification upon execution of an amendment or addendum to the Former CTO Employment Agreement. The Company agreed to pay or reimburse Mr. Symington for all reasonable and necessary expenses actually incurred or paid by Mr. Symington during his employment in the performance of his duties under the Former CTO Employment Agreement.

Mr. Symington was eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and was entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

Pursuant to the Former CTO Employment Agreement, on November 22, 2023, Mr. Symington was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provided Mr. Symington the right to purchase 50,000 shares of common stock of the Company at an exercise price of $2.25 per share, which was the closing price of the common stock on the NYSE American on November 22, 2023. The option was subject to vesting as to one-third on each of the six-month anniversary, the 18-month anniversary, and the 30-month anniversary of the date of the consummation of the Company’s initial public offering (November 16, 2023), provided that Mr. Symington remained in continuous service with the Company.

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

On February 22, 2024, Mr. Symington notified the Board of his resignation from his positions as President, Chief Technology Officer, and a member of the Board, effective immediately. Mr. Symington also notified the Board that the Former CTO Employment Agreement was terminated, effective immediately.

The Former CTO Employment Agreement is filed as Exhibit 10.30 to the 2023 Annual Report, and the description above of the material terms of such agreement is qualified in its entirety by reference to the full text of such exhibit.

Management Indemnification Agreements and Insurance

We have separately entered into an indemnification agreement with each of our directors and executive officers. Each indemnification agreement provides for indemnification to the fullest extent permitted by law, including: (i) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer, or on their behalf, in connection with any proceeding other than proceedings by or in the right of the Company or any claim, issue or matter therein, if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe the executive officer’s conduct was unlawful; (ii) all expenses actually and reasonably incurred by an executive officer, or on their behalf, in connection with a proceedings by or in the right of the Company if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, provided that if applicable law so provides, no indemnification against such expenses shall be made in respect of any claim, issue or matter in such proceeding as to which the executive officer shall have been adjudged to be liable to the Company unless and to the extent that the Court of Chancery of the State of Delaware shall determine that such indemnification may be made; (iii) to the extent that a executive officer is, by reason of the executive officer’s executive officer status, a party to and is successful, on the merits or otherwise, in any proceeding, including by dismissal of such proceeding with or without prejudice, then the executive officer shall be indemnified to the maximum extent permitted by law, as such may be amended from time to time, against all expenses actually and reasonably incurred by the executive officer or on the executive officer’s behalf in connection therewith; and (iv) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer or on an executive officer’s behalf if, by reason of the executive officer’s status as an executive officer, the executive officer is, or is threatened to be made, a party to or participant in any proceeding (including a proceeding by or in the right of the Company), including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the executive officer, except where the payment is finally determined (under the procedures, and subject to the presumptions, set forth in the indemnification agreements) to be unlawful. The Company shall also advance all such expenses incurred by or on behalf of each executive officer in connection with any of the above proceedings by reason of the executive officer’s executive officer status within 30 days after the receipt by the Company of a statement or statements from the executive officer requesting such advance or advances from time to time, whether prior to or after final disposition of such proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the executive officer and shall include or be preceded or accompanied by a written undertaking by or on behalf of the executive officer to repay any expenses advanced if it shall ultimately be determined that the executive officer is not entitled to be indemnified against such expenses. Any advances and undertakings to repay shall be unsecured and interest-free. The indemnification agreements also provide for payments by the Company for the entire amount of any judgment or settlement of any action, suit or proceeding in which it is liable or would be liable if joined in such action, subject to the other terms and provisions of the indemnification agreements, and certain other indemnification and payment obligations. The indemnification agreements also provide that if we maintain a directors’ and officers’ liability insurance policy, that each director and executive officer will be covered by the policy to the maximum extent of the coverage available for any of the Company’s directors or executive officers.

The form of the indemnification agreement with each executive officer and director of the Company is filed as Exhibit 10.14 to this Quarterly Report on Form 10-Q, and the description above of the material terms of such agreement is qualified in its entirety by reference to the full text of such exhibit.

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

Management Confidentiality Agreements

Each of our executive officers who receive compensation was required to sign an Employee Confidential Information and Inventions Assignment Agreement, which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

The Employee Confidential Information and Inventions Assignment Agreement executed by Daniel Nelson was filed as Exhibit 10.7 to the Current Report on Form 8-K filed by the Company on November 29, 2023, and the Employee Confidential Information and Inventions Assignment Agreement executed by each of Craig Smith, Jeffry Hecklinski, and Trent Whitehead is filed as Exhibit 10.7, Exhibit 10.11, and Exhibit 10.13 to this Quarterly Report on Form 10-Q, and the description above of the material terms of such agreement is qualified in its entirety by reference to the full text of such exhibits.

Debt

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

In connection with the Second CBAZ LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property; (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events will constitute a default under the Second CBAZ LOC: (i) the Company fails to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or CBAZ believes the prospect of payment or performance under any loans under the Second CBAZ LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due will be charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second CBAZ Promissory Note will increase to 13.21%; all indebtedness under the Second CBAZ Promissory Note will become due at the option of CBAZ, except that if an event of default occurs due to an insolvency or certain similar events, the indebtedness will become due immediately automatically; all of CBAZ’s obligations under the Second CBAZ Loan Agreement will terminate; and CBAZ may take any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second CBAZ LOC was also subject to certain other terms and conditions. The outstanding balance under the Second CBAZ LOC was $2,000,000 and $1,540,125 as of March 31, 2024 and December 31, 2023, respectively.

The First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account are filed as Exhibit 10.36, Exhibit 10.37, Exhibit 10.38, Exhibit 10.39, and Exhibit 10.40 to the 2023 Annual Report, respectively, and the description above of the material terms of the First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account is qualified in its entirety by reference to the full text of such exhibits.

Nonconvertible 8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due. As of March 31, 2024 and December 31, 2023, $101,468 and $113,304 of accrued interest under these promissory notes remained due. See Exhibit 4.1 to the 2023 Annual Report for a further description of the 8% unsecured promissory notes and related warrants.

Leases

The Company leases its corporate offices consisting of approximately 3,154 square feet under a lease agreement dated November 1, 2022, as amended by an addendum dated November 2, 2022 (the “Amendment to Office Lease”), and as further amended under a first amendment to lease dated April 1, 2023 (as amended, the “Office Lease”). The Office Lease’s initial term from November 1, 2022 to April 30, 2023 was extended for a 39-month term beginning on May 4, 2023 and ending on August 3, 2026. Under the Office Lease, rent for the first month was $6,742 and was $7,491 for each subsequent month through April 2023, plus applicable rental taxes, sales taxes, and operating expenses. Monthly rent will be $7,359 from May 4, 2023 to May 3, 2024, abated for the first three months of this period; $7,580 from May 4, 2024 to May 3, 2025; $7,808 from May 4, 2025 to May 3, 2026; and $8,042 from May 4, 2026 to August 3, 2026, plus applicable rental taxes. Parking fees were $290.50 for the first month and will be $325.00 for each subsequent month. The Company also paid an initial security deposit of $8,000 in November 2022 and a second security deposit of $16,000 in May 2023. The initial security deposit will be refunded and credited toward monthly rent for the months beginning May 4, 2024 and May 4, 2025 if the Company has performed all obligations under the Office Lease, including making all rent payments when due. The Company may exercise a one-time option to extend the Office Lease for an additional three-year term upon 9-12 months’ notice for the fair market rent at the time of the extension, as determined in accordance with the Office Lease, and which will not be less than 103% of the final rent amount under the current term. Under the Office Lease, the Company must pay for any tenant improvements above the allowance provided for such improvements of $37,848 or that are not in compliance with the terms of the amended lease agreement.

The Office Lease and the Amendment to Office Lease are filed as Exhibit 10.12 and Exhibit 10.22 to the Company’s Annual Report on Form 10-K, respectively, and the description above of the material terms of the Office Lease and the Amendment to Office Lease is qualified in its entirety by reference to the full text of such exhibits.

Committed Equity Financing Facility

On January 5, 2024 (the “CEFF Closing Date”), the Company entered into a Common Stock Purchase Agreement, dated as of January 5, 2024 (the “CEFF Purchase Agreement”), with Tumim Stone Capital LLC (“Tumim”), providing for a committed equity financing facility, pursuant to which, upon the terms and subject to the satisfaction of the conditions contained in the CEFF Purchase Agreement, Tumim originally committed to purchase, at the Company’s direction in its sole discretion, up to an aggregate of $25,000,000 of the Company’s common stock, subject to certain limitations set forth in the CEFF Purchase Agreement, from time to time during the term of the CEFF Purchase Agreement. As of March 31, 2024, under the CEFF Purchase Agreement, we had sold 114,496 shares of common stock to Tumim at an average price per share of approximately $0.44 pursuant to the CEFF Purchase Agreement for aggregate gross proceeds of $50,627. Accordingly, as of March 31, 2024, additional aggregate gross proceeds of $24,949,373 may be made from sales of our common stock to Tumim under the CEFF Purchase Agreement, from time to time. Concurrently with the execution of the CEFF Purchase Agreement, the Company and Tumim also entered into a Registration Rights Agreement, dated as of January 5, 2024, between the Company and Tumim (the “CEFF Registration Rights Agreement”), pursuant to which the Company agreed to file with the SEC one or more registration statements to register under the Securities Act the offer and resale by Tumim of all of the shares of common stock that may be issued and sold by the Company to Tumim from time to time under the CEFF Purchase Agreement (collectively, the “CEFF Registration Statement”). On January 26, 2024, we filed the initial CEFF Registration Statement, and on February 14, 2024, the initial CEFF Registration Statement was declared effective. On April 4, 2024, in order to maintain the effectiveness of the CEFF Registration Statement following the filing on March 29, 2023 of 2023 Annual Report, we filed Post-Effective Amendment No. 1 to the initial CEFF Registration Statement, which, among other things, incorporated by reference the 2023 Annual Report, and on April 10, 2024, Post-Effective Amendment No. 1 to the initial CEFF Registration Statement.

Sales of common stock by the Company to Tumim under the CEFF Purchase Agreement may occur from time to time at the Company’s sole discretion, over a period commencing upon the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement (the “Commencement”), including that the initial CEFF Registration Statement was declared effective by the SEC, and ending on the first day of the month next following the 24-month anniversary of the CEFF Closing Date, unless the CEFF Purchase Agreement is terminated earlier under its terms..

On February 15, 2024, the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement occurred. Accordingly, the date of the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement (the “Commencement Date”) occurred on February 15, 2024.

From and after the Commencement Date, the Company has the right, but not the obligation, from time to time at the Company’s sole discretion, to direct Tumim to purchase amounts of common stock that are specified by the Company to Tumim in writing, subject to certain maximum amounts calculated pursuant to the CEFF Purchase Agreement (each such purchase, a “VWAP Purchase”). The purchase price per share to be paid by Tumim for shares of common stock that the Company may elect to sell to Tumim will be equal to 95% of the lowest daily volume-weighted average price (the “VWAP”) of the common stock during the three consecutive trading days immediately following the date that the purchase notice with respect to the particular VWAP Purchase (each, a “VWAP Purchase Notice”) is timely delivered from the Company to Tumim, provided that (i) the Company may not deliver more than one VWAP Purchase Notice to Tumim on any single trading day, (ii) at least three trading days have elapsed since the trading day on which the most recent VWAP Purchase Notice was delivered by the Company to Tumim, (iii) the closing sale price of the common stock on such date is not lower than $0.15, as adjusted for stock splits and similar transactions as set forth in the CEFF Purchase Agreement, and (iv) all shares of common stock subject to all prior VWAP Purchases by Tumim under the CEFF Purchase Agreement have been received by Tumim electronically as set forth in the CEFF Purchase Agreement. The maximum number of shares of common stock that may be required to be purchased pursuant to a VWAP Purchase Notice will be equal to the lowest of: (i) 100% of the average daily trading volume in the common stock for the five consecutive trading day period ending on (and including) the trading day immediately preceding the applicable day Tumim receives a VWAP Purchase Notice; (ii) the product obtained by multiplying (A) the daily trading volume in the common stock on the applicable day Tumim receives a VWAP Purchase Notice and (B) 0.30; and (iii) the quotient obtained by dividing (A) $2,000,000 by (B) the VWAP of the common stock on the trading day immediately preceding the applicable day Tumim receives a VWAP Purchase Notice. There are no upper limits on the price per share that Tumim must pay for shares of common stock the Company directs Tumim to purchase in a VWAP Purchase under the CEFF Purchase Agreement. The purchase price per share of common stock that the Company directs Tumim to purchase in a VWAP Purchase under the CEFF Purchase Agreement will be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split, reverse stock split or other similar transaction during the period used to determine the purchase price to be paid by Tumim for such shares in such VWAP Purchase.

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

The Company may not issue or sell any shares of its common stock to Tumim under the CEFF Purchase Agreement which, when aggregated with all other shares of common stock then beneficially owned by Tumim and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder), would result in Tumim beneficially owning more than 4.99% of the outstanding shares of the Company’s common stock (the “CEFF Beneficial Ownership Limitation”).

Under the applicable rules of the NYSE American, in no event could the Company issue to Tumim under the CEFF Purchase Agreement more than 2,648,385 shares of common stock (the “CEFF Exchange Cap”), which number of shares represents 19.99% of the shares of the common stock outstanding immediately prior to the execution of the CEFF Purchase Agreement, until the Company obtained stockholder approval (the “CEFF Stockholder Approval”) to issue shares of common stock in excess of the CEFF Exchange Cap, without requiring the shares to be priced at or above a certain minimum amount per share under the NYSE American listing rules. The CEFF Exchange Cap was not applicable to limit the number of shares of common stock that the Company could sell to Tumim in any VWAP Purchase that the Company effected pursuant to the CEFF Purchase Agreement (if any), to the extent the purchase price per share paid by Tumim for the shares of common stock in such VWAP Purchase was equal to or greater than the greater of book or market value of the common stock (calculated in accordance with the applicable listing rules of the NYSE American) at the time the Company delivered the VWAP Purchase Notice for such VWAP Purchase to Tumim, adjusted as required by the NYSE American to take into account the Company’s payment of cash and/or stock having an aggregate value of $500,000 (the “CEFF Commitment Fee”) to Tumim and the amount paid as reimbursement for the legal fees and disbursements of Tumim’s counsel in connection with the committed equity financing facility, each as described in more detail below, and otherwise as may be necessary to ensure compliance with the applicable rules of the NYSE American.

Pursuant to the CEFF Purchase Agreement, the Company was obligated to convene a special meeting of its stockholders at the earliest reasonably practical date, but in no event later than 120 days after the date of the CEFF Purchase Agreement for the purpose of obtaining the CEFF Stockholder Approval, and to use its reasonable best efforts to obtain the CEFF Stockholder Approval at such stockholder meeting. Accordingly, as set forth in the definitive proxy materials the Company filed with the SEC on December 29, 2023 and on January 2, 2024, the Company scheduled a special meeting of stockholders to be held on February 27, 2024 for the purpose of, among other things, obtaining the CEFF Stockholder Approval (the “Special Stockholders’ Meeting”). If the Company had not obtained the CEFF Stockholder Approval at the Special Stockholders’ Meeting on February 27, 2024, the CEFF Purchase Agreement would have required the Company to convene another stockholders’ meeting at least every three months after February 27, 2024 for the purpose of obtaining the CEFF Stockholder Approval, until the earlier of (i) the date on which the CEFF Stockholder Approval was finally obtained and (ii) the termination of the CEFF Purchase Agreement.

On February 27, 2024, at the Special Stockholders’ Meeting, the Company obtained the CEFF Stockholder Approval. As a result, the Company may issue more than the limited number of shares as defined by the CEFF Exchange Cap, at prices that may be below the greater of book or market value of the common stock (calculated in accordance with the applicable listing rules of the NYSE American) at the time the Company delivers the VWAP Purchase Notice for such VWAP Purchase to Tumim, adjusted as required by the NYSE American to take into account the Company’s payment of the CEFF Commitment Fee to Tumim and the amount paid as reimbursement for the legal fees and disbursements of Tumim’s counsel in connection with the committed equity financing facility. However, the CEFF Purchase Agreement continues to provide that the Company may not issue or sell any shares of common stock under the CEFF Purchase Agreement if such issuance or sale would breach any applicable rules or regulations of NYSE American.

The net proceeds from sales under the CEFF Purchase Agreement to the Company will depend on the frequency and prices at which the Company sells shares of its common stock to Tumim. The Company expects that any proceeds received by the Company from such sales to Tumim will be used for working capital and general corporate purposes.

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

As consideration for Tumim’s commitment to purchase shares of common stock upon the terms of and subject to satisfaction of the conditions set forth in the CEFF Purchase Agreement, on the date of the initial filing with the SEC of the CEFF Registration Statement, the Company was required to issue to Tumim 661,102 shares of common stock as consideration for its commitment to purchase shares of our common stock from time to time at our direction under the CEFF Purchase Agreement (the “CEFF Commitment Shares”) in an amount valued at $500,000 in the aggregate, subject to the CEFF Beneficial Ownership Limitation. The per share value of the CEFF Commitment Shares was required to be calculated by dividing (i) the $500,000 CEFF Commitment Fee, by (ii) the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement. If any shares that were otherwise required to be issued as CEFF Commitment Shares were not permitted to be issued due to the CEFF Beneficial Ownership Limitation, the Company was required to pay to Tumim in cash the amount equal to the product of (i) the number of shares that may not be issued as CEFF Commitment Shares due to the CEFF Beneficial Ownership Limitation and (ii) the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement. Accordingly, on the date of the initial filing with the SEC of the CEFF Registration Statement, the Company issued the CEFF Commitment Shares to Tumim, which were valued at $470,360.45 in the aggregate, based on the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement, which constituted approximately 4.99% of the outstanding shares of common stock, and, due to the CEFF Beneficial Ownership Limitation and pursuant to the terms and conditions of the CEFF Purchase Agreement summarized above, we paid Tumim $29,639.55 in cash, which equaled the number of the CEFF Commitment Shares that would have been issued but for the application of the CEFF Beneficial Ownership Limitation, multiplied by the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the CEFF Registration Statement. In the event that the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement had not occurred by February 15, 2024, the Company would have been required to pay Tumim $500,000 less any amount of the CEFF Commitment Fee previously paid in cash upon the return and cancellation of the CEFF Commitment Shares. As noted above, on February 14, 2024, the SEC declared the initial CEFF Registration Statement effective, and, on February 15, 2024, the other conditions to the occurrence of the Commencement Date were satisfied. As such, the contingent requirement to pay Tumim the CEFF Commitment Fee in cash upon the return and cancellation of the CEFF Commitment Shares expired without effect. In addition, as required under the CEFF Purchase Agreement, the Company has reimbursed Tumim for the reasonable legal fees and disbursements of Tumim’s legal counsel in the amount of $75,000.

The CEFF Purchase Agreement provides that it automatically terminates upon the earliest of (i) the first day of the month next following the 24-month anniversary of the CEFF Closing Date, (ii) Tumim’s purchase of shares of common stock having an aggregate purchase price equal to $25,000,000 under the CEFF Purchase Agreement, or (iii) the occurrence of certain other events set forth in the CEFF Purchase Agreement. The Company has the right to terminate the CEFF Purchase Agreement at any time after the Commencement Date, at no cost or penalty, upon five trading days’ prior written notice to Tumim, subject to certain conditions and the survival of certain provisions of the CEFF Purchase Agreement and the CEFF Registration Rights Agreement. Tumim may terminate the CEFF Purchase Agreement upon five trading days’ prior written notice after the occurrence of certain events, including if the Commencement Date shall not have occurred on or prior to February 15, 2024, upon the occurrence of a Material Adverse Effect (as defined in the CEFF Purchase Agreement) or upon the occurrence of certain other events. The CEFF Purchase Agreement is also subject to immediate termination upon mutual written consent of Tumim and the Company. Neither the Company nor Tumim may assign or transfer their respective rights and obligations under the CEFF Purchase Agreement, and no provision of the CEFF Purchase Agreement or the CEFF Registration Rights Agreement may be modified or waived by the Company or Tumim.

In the event that the initial satisfaction of all conditions to Tumim’s purchase obligations set forth in the CEFF Purchase Agreement had not occurred by February 15, 2024, and Tumim had terminated the CEFF Purchase Agreement as a result, the Company was required to issue to Tumim warrants to purchase 750,000 shares as a break-up fee (the “Penny Warrants”). The Penny Warrants were required to have an exercise price of $0.01 per share, subject to full-ratchet price protection with a floor price equal to the par value of the Company’s common stock, and customary antidilution protection. The Penny Warrants were required to have a term of five years. In addition, the Company was required to file a registration statement on Form S-1 covering the resale by Tumim of all of the shares of common stock that may be issued upon exercise of the Penny Warrants, which was required to be declared effective by the SEC by the earlier of the 45th calendar day after the date that such registration statement is filed if subject to review by the SEC, and the 5th calendar day after the date that such registration statement is filed if the Company is notified that it will not be reviewed by the SEC. The Company was required to maintain the effectiveness of the registration statement until the later of the date that the Penny Warrants were terminated and all shares that were purchased by exercise of the Penny Warrants were sold. As noted above, on February 14, 2024, the SEC declared the initial CEFF Registration Statement effective, and, on February 15, 2024, the other conditions to the occurrence of the Commencement Date were satisfied. As such, the contingent requirement to issue the Penny Warrants and comply with the related registration requirements expired without effect.

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

Under the Company’s engagement letter agreement with Boustead, dated August 8, 2021, as amended (the “Boustead Engagement Letter”), Boustead is acting as the placement agent in connection with the transactions contemplated by the CEFF Purchase Agreement. We agreed to issue Boustead 49,193 shares of common stock in connection with our issuance of the CEFF Commitment Shares to Tumim on January 26, 2024, equal to 7% of the number of CEFF Commitment Shares that would have been issued but for the application of the CEFF Beneficial Ownership Limitation, as a fee pursuant to the Boustead Engagement Letter. Under the Boustead Engagement Letter, the Company is also required to pay Boustead cash in the amount of 8% in aggregate of the amount actually paid by Tumim to the Company pursuant to the CEFF Purchase Agreement. The Company is also required to issue to Boustead warrants to purchase a number of shares equal to 7% of the shares of common stock issued to Tumim pursuant to purchases under the CEFF Purchase Agreement, with an exercise price equal to the applicable purchase price per share. The warrants that are required to be issued to Boustead will be exercisable for a period of five years from the date of issuance and contain cashless exercise provisions. Boustead also has certain registration rights with respect to these warrants, which Boustead has waived with respect to the registration statement, as amended, relating to the Company’s initial public offering and the CEFF Registration Statement. Boustead and its affiliates are not in any manner related to Tumim or any of Tumim’s affiliates. Boustead’s compensation under the Boustead Engagement Letter in connection with the CEFF Purchase Agreement is subject to reduction or adjustment to the extent that such compensation is determined to be in excess of or otherwise noncompliant with applicable rules of FINRA. See also “—Contractual Obligations to Boustead Securities, LLC”.

See “—Recent Developments – Termination of Committed Equity Financing Facility and Waiver of Prohibition Against Variable Rate Transactions” for related subsequent developments.

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

See Note 1 – Principal Business Activity and Significant Accounting Policies in the financial statements included elsewhere in this offering circular for a description of our other significant accounting policies. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of March 31, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of March 31, 2024 and December 31, 2023, the 2020 through 2022 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized.  The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the three months ended March 31, 2024 and 2023. Capitalized costs associated with the platform during the three months ended March 31, 2024 and 2023 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the three months ended March 31, 2024 and 2023 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three months ended March 31, 2024 and 2023, the Company wrote off net capitalized software development costs of $0.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, consultants, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The Company measures and recognizes compensation expense for the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

Expected term. Using the simplified method, the expected term is estimated as the midpoint of the expected time to vest and the contractual term, as permitted by the SEC. For out-of-the-money option grants, we estimate the expected lives based on the midpoint of the expected time to a liquidity event and the contractual term.

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

Fair Value of Common Stock. With respect to equity grants made before the listing of our common stock on the NYSE American on November 14, 2023, given the absence of an active market for our common stock, the estimated fair value of our common stock was determined using a probability-weighted expected return methodology. For valuations after our listing on November 14, 2023, the fair value of our common stock is determined based on the closing price of the common stock as reported on the date of grant.

If in the future the Company determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected life, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expense affects our general and administrative expense.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2023
Risk-free interest rate	-	4.44%
Expected term (in years)	-	5.41
Expected volatility	-	92.16%
Expected dividend yield	$-	$-

The following table summarizes, by grant date, the number of stock options granted during the three months ended March 31, 2023, and the associated per share exercise price and estimated fair value:

	Common shares underlying options granted	Exercise price per share	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date	Intrinsic value per underlying common share
March 14, 2023	53,800	3.10	3.10	1.74	0.00

On March 14, 2023, stock options to purchase 53,800 shares of common stock were granted to employees. The valuation of the shares of common stock underlying the stock options was determined by the Board to be $3.10 per share. A third-party independent valuation firm’s valuation report concluded that as of August 31, 2022, the fair value of the Company’s common stock was $1.74 per share. The valuation report applied a probability-weighted expected return method (“PWERM”) analysis that reflected a 45% probability that the Company would complete an initial public offering, and a 55% probability that the Company would continue to operate privately. The Company determined to value the underlying common stock for financial reporting purposes by reference to the valuation according to the valuation report. The Company performed a retrospective analysis based on the valuation on the financial statements previously issued and determined that any difference to stock compensation expense previously booked is not material to the financial statements as a whole for the years ended December 31, 2023 and 2022 and the three-month period ended March 31, 2023.

Recent Accounting Pronouncements

See the sections titled “Principal Business Activity and Significant Accounting Policies — Adopted Accounting Pronouncements” and “—New Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the three months ended March 31, 2024, there were no material changes in the legal proceedings previously disclosed in response to Part I, Item 3. “Legal Proceedings” set forth in the 2023 Annual Report. See Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Recent Developments – Amendment to Midwestern Settlement Agreement” for certain related subsequent developments.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K, except as disclosed below.

Sales Under Committed Equity Financing Facility

In connection with the committed equity financing facility described under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility”, during the three months ended March 31, 2024, we sold a total of 114,496 shares of common stock to Tumim under the CEFF Purchase Agreement, for total gross proceeds of $50,627. The sales were made over the course of four purchases, as follows: On March 6, 2024, 11,386 shares were sold at a price per share of $0.63973. On March 12, 2024, 30,849 shares were sold at a price per share of $0.42218. On March 18, 2024, 54,045 shares were sold at a price per share of $0.45876. On March 27, 2024, 18,216 shares were sold at a price per share of $0.30334. In connection with the sales, we issued four placement agent warrants to Boustead as compensation pursuant to the terms of the Boustead Engagement Letter, as described under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Committed Equity Financing Facility” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations to Boustead Securities, LLC”, for the purchase of 797 shares at an exercise price of $0.63973, 2,159 shares at an exercise price of $0.42218 per share, 3,783 shares at an exercise price of $0.45876 per share, and 1,275 shares at an exercise price of $0.30334 per share, respectively.

The securities that were issued by the Company to Tumim under the CEFF Purchase Agreement were offered and sold by the Company to Tumim in a transaction that is exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D thereunder. In the CEFF Purchase Agreement, Tumim represented to the Company, among other things, that it is an “accredited investor” (as such term is defined in Rule 501(a) of Regulation D under the Securities Act). Accordingly, the offer and sale by the Company of the securities that were issued and sold to Tumim under the Purchase Agreement have not and will not be registered under the Securities Act or any applicable state securities or “Blue Sky” laws and, therefore, such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities or “Blue Sky” laws.

The securities that were issued by the Company to Boustead under the Boustead Engagement Letter were offered and sold, and the shares of common stock that are issuable upon exercise of such securities may be offered and sold, by the Company to Boustead in a transaction that is exempt from the registration requirements of the Securities Act, in reliance on Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D thereunder. Accordingly, the offer and sale by the Company of the securities that were issued by the Company to Boustead under the Boustead Engagement Letter, and the shares of common stock that are issuable upon exercise of such securities, have not and will not be registered under the Securities Act or any applicable state securities or “Blue Sky” laws and, therefore, such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities or “Blue Sky” laws.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended March 31, 2024 but was not reported, other than as disclosed below. There have been no material changes to the procedures by which security holders may recommend nominees to the Board where those changes were implemented after the Company last provided disclosure of such procedures.

Amendment No. 1 to the Signing Day Sports, Inc. 2022 Equity Incentive Plan

As further described in Item 5.07 of the Current Report on Form 8-K filed by the Company on February 28, 2024, on February 27, 2024, the Company’s stockholders and the Board approved Amendment No. 1 to the Signing Day Sports, Inc. 2022 Equity Incentive Plan (the “Plan Amendment”) to increase the number of authorized shares of common stock available for issuance under the Plan from 750,000 shares of common stock to 2,250,000 shares of common stock. The forms of the award agreements to be used in connection with awards pursuant to the Plan were modified in accordance with the approval of the Plan Amendment.

A copy of the Plan Amendment, the form of Stock Option Agreement for the Plan, the form of Restricted Stock Award Agreement for the Plan, and the form of Restricted Stock Unit Award Agreement for the Plan are filed as Exhibit 10.15, Exhibit 10.16, Exhibit 10.17, and Exhibit 10.18 to this Quarterly Report on Form 10-Q, and this description is qualified in its entirety by reference to the full text of such exhibits.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
4.1	Form of Warrant to Purchase Common Stock to be issued to Boustead Securities, LLC, as placement agent for purchases pursuant to Common Stock Purchase Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed on March 29, 2024)
4.2	Promissory Note issued to Daniel D. Nelson, dated as of April 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2024)
10.1	Common Stock Purchase Agreement, dated as of January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2024)
10.2	Registration Rights Agreement, dated as of January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024)
10.3†	Form of Independent Director Agreement between Signing Day Sports, Inc. and each independent director (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.4†	Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between Signing Day Sports, Inc. and Daniel D. Nelson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2024)
10.5	Amendment No. 1 to Strategic Alliance Agreement, dated as of March 8, 2024, between Signing Day Sports, Inc. and SAJE Enterprises LLC (DBA Elite Development Program Soccer) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2024)
10.6†	Executive Employment Agreement, dated as of April 23, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2024)
10.7	Employee Confidential Information and Inventions Assignment Agreement, dated as of April 23, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2024)

10.8	Amendment No. 1 to Settlement Agreement and Release, dated as of April 11, 2024, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2024)
10.9†	Employment Offer Letter, dated March 7, 2023, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2024)
10.10†	Executive Employment Agreement, dated as of April 9, 2024, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 11, 2024)
10.11	Employee Confidential Information and Inventions Assignment Agreement, dated March 9, 2023, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 11, 2024)
10.12†*	Employment Offer Letter, dated March 16, 2023, between Signing Day Sports, Inc. and Trent Whitehead
10.13*	Employee Confidential Information and Inventions Assignment Agreement, dated February 6, 2024, between Signing Day Sports, Inc. and Trent Whitehead
10.14	Form of Indemnification Agreement between Signing Day Sports, Inc. and each executive officer or director (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.15†	Amendment No. 1 to the Signing Day Sports, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.16†	Form of Stock Option Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.17†	Form of Restricted Stock Award Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on March 1, 2024)
10.18†	Form of Restricted Stock Unit Award Agreement for Signing Day Sports, Inc. 2022 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-8 filed on March 1, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2024	SIGNING DAY SPORTS, INC.

/s/ Daniel D. Nelson
Name: Daniel D. Nelson
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
Name: Damon Rich
Title: Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)