Form 10-Q
period 2024-06-30
Signing Day Sports, Inc.
filed 2024-08-19
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

or

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

As of August 19, 2024, there were a total of 16,867,503 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.
Balance Sheets

	June 30, 2024	December 31,
	(Unaudited)	2023
ASSETS
Current assets
Cash and cash equivalents	$35,943	$1,123,529
Short term investments	2,164,382	2,109,011
Accounts receivable	43,182	58,775
Prepaid expense	204,381	125,841
Other current assets	106,389	68,500

Total current assets	2,554,277	3,485,656

Property and equipment, net	20,302	5,078
Internally developed software, net	789,182	895,534
Operating lease right of use asset, net	169,668	208,443
Intangible assets, net	14,117	20,900
Deferred tax asset	-	65,000
Other assets	24,000	24,000

Total assets	$3,571,546	$4,704,611

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,326,375	$804,534
Accrued liabilities	169,281	379,948
Deferred revenue	9,196	4,282
Current operating lease right of use liability	86,553	83,736
Loans payable	795,641	3,530
Line of credit	2,000,000	1,540,125

Total current liabilities	4,387,046	2,816,155

Non-current liabilities
Noncurrent operating lease liability	100,446	144,325

Total liabilities	$4,487,492	$2,960,480

Stockholders’ equity (deficit)
Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 16,017,086 and 13,248,552 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively.	1,602	1,326
Preferred Stock: 150,000,000 authorized shares, 0 shares issued and outstanding as of June 30, 2024 December 31, 2023, respectively.
Additional paid-in capital	19,852,126	18,701,752
Subscription receivable	(11)	(11)
Accumulated deficit	(20,769,663)	(16,958,936)

Total stockholders’ equity (deficit)	(915,946)	1,744,131

Total liabilities and stockholders’ equity (deficit)	3,571,546	4,704,611

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Operations
(Unaudited)

	For the Six Months Ended		Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023

Revenues, net	$439,589	$170,830	$204,962	$116,810
Cost of revenues	131,194	14,226	62,160	9,686

Gross profit	308,395	156,604	142,802	107,124

Operating cost and expenses
Advertising and marketing	93,609	197,816	884	107,194
General and administrative	3,310,921	1,216,270	1,267,952	665,394

Total operating expenses	3,404,530	1,414,086	1,268,836	772,588

Net loss from operations	(3,096,135)	(1,257,482)	(1,126,034)	(665,464)

Other income (expense)
Interest expense	(79,229)	(455,448)	(41,156)	(255,141)
Interest income	57,120	1,100	27,832	-
Deferred tax income, net	32,571	-	16,571	-
Other income (expense), net	(725,054)	58,264	(190,055)	29,682
Total other income (expense)	(714,592)	(396,084)	(186,808)	(225,459)

Net loss	$(3,810,727)	$(1,653,566)	$(1,312,842)	$(890,923)

Weighted average common shares outstanding - basic	14,524,228	7,614,070	14,842,944	7,614,070
Weighted average common shares outstanding - diluted	15,047,352	7,614,070	15,660,964	7,614,070

Net loss per common share - basic	0.26	0.22	0.09	0.12
Net loss per common share - diluted	0.25	0.22	0.08	0.11

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Balance at December 31, 2022	8,086,152	$809	$3,377,459	$-	$(11,480,816)	$(8,102,548)

Stock-based compensation expense	-	-	178,333	-	-	178,333

Stock repurchase and retirement	(600,000)	(60)	(799,940)	-	-	(800,000)

Net loss	-	-	-	-	(865,251)	(865,251)

Balance at March 31, 2023	7,486,152	$749	$2,755,852	$-	$(12,346,067)	$(9,589,466)

Stock-based compensation expense	-	-	(145,099)	-	-	(145,099)

Issuance of common stock	105,000	11	-	(11)	-	-

Net loss	-	-	-	-	(890,923)	(890,923)

Balance at June 30, 2023	7,591,152	$760	$2,610,753	$(11)	$(13,236,990)	$(10,625,488)

Net loss	-	-	-	-	(919,625)	(919,625)

Balance at September 30, 2023	7,591,152	760	2,610,753	(11)	(14,156,615)	(11,545,113)

Stock-based compensation expense	-	-	514,689	-	-	514,689

Issuance of common stock pursuant to initial public offering, net of issuance costs of $1,342,913	1,210,700	121	4,656,967	-	-	4,657,088

Issuance of common stock pursuant to convertible notes, net of interest cancelled	4,446,700	445	10,919,343	-	-	10,919,788

Net loss	-	-		-	(2,802,321)	(2,802,321)

Balance at December 31, 2023	13,248,552	$1,326	$18,701,752	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	1,310,185	131	427,761	-	-	427,892
	710,295	71	505,289	-	-	505,360
Issuance of common stock pursuant to equity line of credit	114,496	11	50,615	-	-	50,626

Net loss	-	-	-	-	(2,497,886)	(2,497,886)

Balance at March 31, 2024	15,383,528	$1,539	$19,685,417	$(11)	(19,456,822)	$230,124

Stock-based compensation expense	420,000	42	81,787	-	-	81,829

Stock-based compensation canceled / returned	(77,344)	(8)	8	-	-	-

Issuance of commitment fee Firstfire Prom Note	277,777	28	81,083	-	-	81,111

Boustead Issuance on Firstfire Transaction	13,125	1	3,832	-	-	3,833

Net loss	-	-	-	-	(1,312,842)	(1,312,842)

Balance at June 30, 2024	16,017,086	$1,602	$19,852,126	$(11)	(20,769,663)	$(915,946)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(3,810,727)	$(1,653,566)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	49,512	26,271
Stock-based compensation	509,721	33,283
(Increase) decrease in assets:
Accounts receivable	15,593	5,776
Prepaid and other assets	(116,429)	(14,473)
Operating lease right of use asset	38,775	(246,518)
Deferred offering costs	-	(86,144)
Deferred tax asset	65,000	-
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	521,841	310,343
Accrued liabilities	(210,667)	237,564
Deferred revenue	4,914	(33,756)
Deferred rent	-	(9,894)
Lease liabilities	(41,062)	246,698

Net cash used in operating activities	(2,973,530)	(1,184,416)

Cash flows from investing activities
Proceeds from investments	(55,371)	-
Development of internal software	53,176	(768,454)
Purchase of property and equipment	(4,777)	-

Net cash used in investing activates	(6,972)	(768,454)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	2,493,715
Proceeds from revolving line of credit	1,251,986	-
Proceeds from loans	-	60,000
Proceeds from issuance of common stock pursuant to initial public offering	50,626	(49)
Payments for commitment fee of the equity line of credit	505,355	-
Proceeds from issuance of common stock	84,948	-
Distribution to member	-	(800,001)

Net cash provided by financing activities	1,892,915	1,753,665

Net decrease in cash and cash equivalents	(1,087,586)	(199,205)

Cash and cash equivalents, beginning of period	1,123,529	254,409

Cash and cash equivalents, end of period	$35,943	$55,204

Supplemental cash flow information
Cash paid for interest expense	$-	$3,825

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

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $1.313 million for the three months ended June 30, 2024 and $0.891 million for the three months ended June 30, 2023. We incurred a net loss of approximately $3.811 million for the six months ended June 30, 2024 and $1.654 million for the six months ended June 30, 2023. We had cash used in operating activities of approximately $2.974 million and $1.184 million for the six months ended June 30, 2024 and 2023, respectively, and an accumulated deficit of approximately $20.770 million and $16.9590 million as of June 30, 2024 and December 31, 2023, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

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

As of June 30, 2024 and December 31, 2023, the Company had approximately $2.2 million in certificates of deposit. The Company classified $2.2 million of its certificates of deposits as short-term investments on its balance sheets as of June 30, 2024 and December 31, 2023.

Receivables and Credit Policy

The Company estimates an allowance for doubtful accounts based upon an evaluation of the status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There were $43,182 of open receivables at June 30, 2024 and $58,775 at December 31, 2023. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact on the Company. At June 30, 2024 and December 31, 2023, the Company believes the accounts receivable are fully collectable.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2024 and December 31, 2023.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three months ended June 30, 2024 and 2023, the Company did not have an impairment charge.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of June 30, 2024 and December 31, 2023. The company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

The Company’s financial instruments also include accounts receivable, accounts payable, and accrued liabilities. Due to the short-term nature of these instruments, their fair values approximate their carrying values on the balance sheet.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of June 30, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement. There were $43,182 of open receivables at June 30, 2024 and $58,775 at December 31, 2023.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of June 30, 2024 and December 31, 2023, unamortized debt issuance costs are $0 and $0, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $884 for the three months ended June 30, 2024 and $107,194 for the three months ended June 30, 2023. Such costs amounted to $93,609 for the six months ended June 30, 2024 and $197,816 for the six months ended June 30, 2023. Advertising costs are included in advertising and marketing expenses in the statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of June 30, 2024 and 2023, 299,333 and 488,800, respectively, stock options were excluded from dilutive loss per share as their effects were anti-dilutive.

	Three Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(1,312,842)	$(890,923)

Denominator:
Weighted-average common shares outstanding - basic	14,842,944	7,614,070
Effect of potentially dilutive securities:
Stock options	-	-
Weighted-average common shares outstanding - diluted	15,660,964	7,614,070

Net loss per share - basic	$(.09)	(0.12)
Net loss per share - diluted	$(.08)	(0.12)

	Six Months Ended June 30,
	2024	2023
Numerator:
Net loss	$(3,810,727)	$(1,653,566)

Denominator:
Weighted-average common shares outstanding - basic	14,524,228	7,614,070
Effect of potentially dilutive securities:
Stock options	-	-
Weighted-average common shares outstanding - diluted	15,047,352	7,614,070

Net (loss) income per share - basic	$(0.26)	(0.22)
Net (loss) income per share - diluted	$(0.25)	(0.22)

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,
	2024	2023
Stock options	299,333	488,000

	Six Months Ended June 30,
	2024	2023
Stock options	299,333	488,000

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the Company’s initial public offering, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the initial public offering in November 2023, all deferred offering costs in the accompanying balance sheets were reclassified from prepaid expenses and other current assets and recorded against the initial public offering proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of June 30, 2024 and December 31, 2023.

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

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Three Months Ended June 30,
	2024	2023
Revenue recognized over time	$5,525	$6,375
Revenue recognized at a point in time	$199,437	$110,435
Total revenue from contracts with customers recognized over time	$204,962	$116,810

	For the Six Months Ended June 30,
	2024	2023
Revenue recognized over time	$9,755	$7,863
Revenue recognized at a point in time	$429,834	$162,967
Total revenue from contracts with customers recognized over time	$439,589	$170,830

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	June 30,	December 31,
	2024	2023

Contract liabilities (deferred revenue)	$9,196	$4,282

	For the Three Months Ended June 30,
	2024	2023
Revenue recognized in the period from
Amounts included in contract liabilities at the beginning of the period	$55,553	$18,174

	For the Six Months Ended June 30,
	2024	2023
Revenue recognized in the period from
Amounts included in contract liabilities at the beginning of the period	$1,558	$35,529

The Company recognized revenue of $55,553 and $18,174 for the three months ended June 30, 2024 and June 30, 2023 that was included in the deferred revenue balance as of March 31, 2024, and March 31, 2023, respectively. The Company recognized revenue of $1,558 and $35,529 for the six months ended June 30, 2024 and June 30, 2023 that was included in the deferred revenue balance as of December 31, 2023, and December 31, 2022, respectively. The Company recognized the December 31, 2022 balance fully in the year ended December 31, 2023. The Company expects to recognize the December 31, 2023 balance fully in the year ending December 31, 2024.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	June 30,	December 31,
	2024	2023
Office Furniture	$21,430	$5,642
Less: accumulated depreciation	(1,128)	(564)
Property and equipment, net	$20,302	$5,078

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

	Cost Basis	Accumulated Amortization	Net
	June 30, 2024
Internally developed software	$1,063,526	$(274,344)	$789,182

	December 31, 2023
Internally developed software	$1,063,526	$(167,992)	$895,534

Amortization expense for the three and six months ended June 30, 2024 is $53,176 and $106,353, respectively. Amortization expense for the three and six months ended June 30, 2023 is 0 and $27,207, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	June 30, 2024
Intellectual property	$22,000	$(11,000)	$11,000
Proprietary technology	18,700	(15,583)	3,117
Total	$40,700	$(26,583)	$14,117

	December 31, 2023
Intellectual property	$22,000	$(7,333)	$14,667
Proprietary technology	18,700	(12,467)	6,233
Total	$40,700	$(19,800)	$20,900

Amortization expense for the three and six months ended June 30, 2024 is $3,392 and $6,783, respectively. Amortization expense for the three and six months ended June 30, 2023 is $4,695 and $4,695, respectively.

Estimated amortization for intangible assets with definitive lives for the remaining six months of 2024 and the next year ended December 31, is as follows:

Amount
Years Ended December 31,
2024 (remaining six months)	6,784
2025	7,333
Total	$14,117

Note 6 - Accrued Liabilities

	June 30,	December 31,
	2024	2023
Accrued Expenses	$35,731	$183,347
Accrued Payroll	32,082	79,653
Accrued Interest	101,468	116,948
Total Accrued Expenses	$169,281	$379,948

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

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. The outstanding accrued interest balance under these promissory notes was $101,468 as of June 30, 2024.

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

Secured Revolving Line of Credit

Under a Business Loan Agreement, dated October 6, 2023, between the Company and Commerce Bank of Arizona (“CBAZ”) (the “First CBAZ Loan Agreement”), the Company and CBAZ entered into a $350,000 secured revolving line of credit (the “First CBAZ LOC”). In connection with the First CBAZ LOC, CBAZ issued a promissory note to the Company, dated October 6, 2023 (the “First CBAZ Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

On December 11, 2023, the Company entered into a Revolving Line of Credit with Commerce Bank of Arizona secured with a 12-month certificate of deposit of $2,000,000 at the CD market rate plus 2.00%. The Company paid loan origination and other fees totaling $5,500 and Commerce Bank of Arizona immediately disbursed $334,625 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. The outstanding balance under this revolving line of credit was $2,000,000 and $1,540,125 as of June 30, 2024 and December 31, 2023, respectively.

Daniel Nelson Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson, advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

The outstanding balance at June 30, 2024 is $181,000 including interest.

Firstfire Convertible Note

On May 16, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 16, 2024, between the Company and FirstFire, as amended (as amended, the “May 2024 FF Purchase Agreement”) by that certain Amendment to the Transaction Documents, dated as of June 18, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Transaction Documents”), pursuant to which, as a private placement transaction, the Company was required to issue FirstFire a senior secured promissory note, as amended by that certain Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Note and May 2024 FF Warrants”), in the principal amount of $412,500 (as amended, the “May 2024 FF Note”); 187,500 shares of common stock (the “May 2024 FF Commitment Shares, as partial consideration for the purchase of the May 2024 FF Note; a warrant to purchase up to 1,375,000 shares of common stock at an initial exercise price of $0.30 per share, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “First May 2024 FF Warrant”), as partial consideration for the purchase of the May 2024 FF Note; and a warrant to purchase up to 250,000 shares of common stock at an initial exercise price of $0.01 per share exercisable from the date of an “Event of Default” as defined by the May 2024 FF Note (an “FF Notes Event of Default”) under the May 2024 FF Note, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “Second May 2024 FF Warrant” and together with the First May 2024 FF Warrant, the “May 2024 FF Warrants”), as partial consideration for the purchase of the May 2024 FF Note.

The Company also entered into a Security Agreement, dated as of May 16, 2024, between the Company and FirstFire (the “May 2024 FF Security Agreement”), under which the Company agreed to grant FirstFire a security interest to secure the Company’s obligations under the May 2024 FF Note in all assets of the Company except for a certificate of deposit account with Commerce Bank of Arizona (“CBAZ”) with an approximate balance of $2,100,000 together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits made to such account; (iii) any and all proceeds from such account; and (iv) all renewals, replacements and substitutions for any of the foregoing (the “CBAZ Collateral”), which is subject to that certain Assignment of Deposit Account, dated as of December 11, 2023, between the Company and CBAZ (the “CBAZ Assignment of Deposit”), until the full repayment of that certain promissory note in the original principal amount of $2,000,000 issued by the Company to CBAZ, dated as of December 11, 2023 and maturing on December 11, 2024 (the “Second CBAZ Promissory Note”), pursuant to that certain Business Loan Agreement, dated as of December 11, 2023, between the Company and CBAZ (the “Second CBAZ Loan Agreement”).

The closing of the initial transaction contemplated by the May 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $375,000, was subject to certain conditions. On May 20, 2024, such conditions were met. As a result, the May 2024 FF Commitment Shares, the May 2024 FF Note and the May 2024 FF Warrants were released from escrow and issued as of May 16, 2024, and FirstFire paid $375,000, of which the Company received $336,500 in net proceeds after deductions of the placement agent’s fee of $26,250 and non-accountable expense allowance of $3,750, and FirstFire counsel’s fees of $8,500.

The outstanding balance at June 30, 2024 is $412,500 including interest.

Firstfire Convertible Note

On June 18, 2024, the Company entered into the Securities Purchase Agreement, dated as of June 18, 2024 (the “June 2024 FF Purchase Agreement”), between the Company and FirstFire, pursuant to which, as a private placement transaction, the Company was required to issue FirstFire a senior secured promissory note on June 18, 2024, in the principal amount of $198,611 (the “June 2024 FF Note” and together with the May 2024 FF Note, the “FF Notes”); 90,277 shares of common stock (the “June 2024 FF Commitment Shares”), as partial consideration for the purchase of the June 2024 FF Note; a warrant at an initial exercise price of $0.30 per share (the “First June 2024 FF Warrant”) for the purchase of up to 662,036 shares of common stock at an initial exercise price of $0.30 per share, as partial consideration for the purchase of the June 2024 FF Note; and a warrant (the “Second June 2024 FF Warrant” and together with the First June 2024 FF Warrant, the “June 2024 FF Warrants” and the June 2024 FF Warrants together with the May 2024 FF Warrants, the “FF Warrants”) for the purchase of up to 120,370 shares of common stock at an initial exercise price of $0.01 per share exercisable from the Second FF Warrants Trigger Date, that we issued to FirstFire as partial consideration for the purchase of the June 2024 FF Note.

The Company also entered into a Security Agreement, dated as of June 18, 2024, between the Company and FirstFire (the “June 2024 FF Security Agreement”), under which the Company agreed to grant FirstFire a security interest to secure the Company’s obligations under the June 2024 FF Note in all assets of the Company except for the CBAZ Collateral, until the full repayment of the Second CBAZ Promissory Note, pursuant to the Second CBAZ Loan Agreement.

The closing of the transaction contemplated by the June 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $175,000, was subject to certain conditions. On June 18, 2024, such conditions were met. As a result, the June 2024 FF Commitment Shares, the June 2024 FF Note and the June 2024 FF Warrants were issued as of June 18, 2024, and FirstFire paid $175,000, of which the Company received $154,500 in net proceeds after deductions of the placement agent’s fee of $12,250 and non-accountable expense allowance of $1,750, and FirstFire counsel’s fees of $6,500.

The outstanding balance at June 30, 2024 is $198,611 including interest.

Note 8 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of June 30, 2024 and December 31, 2023, the unamortized balance was $0, respectively.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. Lease expense for the three and six months ended June 30, 2024 was $21,155 and $42,310, respectively. Lease expense for the three and six months ended June 30, 2023 was $57,754 and $111,571 respectively

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of June 30, 2024 and December 31, 2023, there were leases with an expected term greater than 12 months. The weighted average remaining lease term (in years) is 2.01 and the weighted average discount rate is 3.47%.

Total lease assets and liabilities were as follows:

	June 30,	December 31,
	2024	2023

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(89,453)	(50,678)
Net operating lease right of use asset	$169,668	208,443
Current operating lease liability	$86,553	$83,736
Noncurrent operating lease liability	100,446	144,325
Total operating lease liability	$186,999	$228,061

Future minimum lease payments under non-cancelable leases as of June 30, 2024 were as follows:

Amount
Years ending December 31,
2024 (remaining six months)	$45,480
2025	92,784
2026	55,358
Total future minimum lease payments	$193,622
Less: interest	6,623
Total lease liability	$186,999

Note 9 - Income Taxes

There was deferred tax income for the three months ended June 30, 2024 of $0 and no current tax expense or deferred tax income for the three months ended June 30, 2023. Deferred tax income was $65,000 as of December 31, 2023.

Deferred tax assets consist of the following components as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Deferred Tax Asset
Net operating loss carryforwards	$4,230,000	$3,240,000
Internally developed software / Intangibles	980,000	880,000
Furniture and fixtures	(5,000)	(1,000)
R&D Tax Credit Carryforwards	59,000	199,000
AZ Refundable R&D Tax Credit	0	65,000

Net deferred tax assets before valuation allowance	$5,264,000	$4,383,000

Less valuation allowance	(5,264,000)	(4,318,000)

Net deferred tax assets	$0	$65,000

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

As of June 30, 2024 and December 31, 2023, the Company had approximately $16,300,000 and $12,500,000, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of June 30, 2024 and December 31, 2023, the Company has approximately $59,000 and $264,000, respectively, of federal and state research and development credits. The 2023 Arizona research and development credit of $65,000 is refundable, and the remaining federal credit from 2023 will expire in 2043, the 2022 credits expire in 2042, and the 2021 credits expire in 2042.

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

Note 11 - Stockholder’s Deficit

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of June 30, 2024 and December 31, 2023, respectively. The Company has 16,017,086 and 13,248,552 shares issued and outstanding as of June 30, 2024 and December 31, 2023.

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.0001 per share, with no shares of preferred stock outstanding as of June 30, 2024 and December 31, 2023. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

Equity Incentive Plan

In August 2022, the board of directors adopted the Company’s 2022 Equity Incentive Plan (as amended, the “Plan”), effective as of August 31, 2022. Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. The persons eligible to receive awards are the employees, consultants and directors of the Company and its affiliates and such other individuals designated by the Compensation Committee of the board of directors (the “Compensation Committee”) who are reasonably expected to become employees, consultants and directors after the receipt of awards. The purpose of the Plan is to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business. The Plan shall be administered by the Compensation Committee or, in the board’s sole discretion, by the board. Subject to the terms of the Plan and the provisions of Section 409A of the U.S. Internal Revenue Code of 1986, as amended (if applicable), the Compensation Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the Plan. The board initially reserved 750,000 shares of common stock issuable upon the grant of awards. On February 27, 2024, the stockholders of the Company and the board approved an amendment to the Plan to increase the number of authorized shares of common stock available for issuance under the Plan from 750,000 shares of common stock to 2,250,000 shares of common stock.

As of June 30, 2024, there were 207,826 shares available for grant under the Plan and the Company had 1,742,841 shares of restricted stock outstanding and stock options to purchase 299,333 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

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

The outstanding options at June 30, 2024 consisted of the following:

		Weighted
		Average
	Options	Exercise Price	Intrinsic Value
Outstanding at March 31, 2024	420,167	2.66
Granted	-	-
Exercised	-	-
Forfeited or expired	(120,834)	2.54

Outstanding at June 30, 2024	299,333	$2.71	$0

Exercisable at June 30, 2024	183,262	$1.69	$0

The following table summarizes restricted stock award activity at June 30, 2024:

	Restricted Stock	Weighted Average Grant Date
	Awards	Fair Value
Outstanding non-vested, beginning of period	552,222	$.58
Granted	420,000	.28
Vested	(67,507)	.39
Cancelled	(77,344)	.49
Outstanding non-vested, end of period	827,371	.46

The total grant-date fair value of the restricted stock granted during the three and six months ended June 30, 2024 is $119,060 and $835,060, respectively. The total grant-date fair value of the restricted stock granted during the three and six months ended June 30, 2023 is $0 and $154,800 respectively. Stock-based compensation expense during the three and six months ended June 30, 2024 is $81,828 and $509,721, respectively. Stock-based compensation expense during the three and six months ended June 30, 2023 is $(145,099) and $33,234, respectively. Prior to the start of trading of the Company’s common stock on November 14, 2023 on the NYSE American LLC stock exchange, the grant-date fair value was calculated utilizing a probability-weighted expected return valuation model as of the date the awards are granted. Beginning November 14, 2023, the grant-date fair value is calculated utilizing the daily closing price as reported by NYSE American LLC.

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

Note 13 - Related Party Transactions

On April 10, 2023, the Company issued Richard Symington, the Company’s former President, Chief Technology Officer, Chief Marketing Officer, and director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in a private placement. The promissory note bears interest at 8% annually and will mature on the earlier to occur of March 17, 2025 or a Liquidity Event. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 100,000 shares of common stock for $2.50 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the registration statement relating to the Company’s initial public offering. A total of $0 and $11,836 in accrued unpaid interest was due and payable on the promissory note as of June 30, 2024 and December 31, 2023, respectively. Mr. Symington resigned from all positions held with the Company effective February 22, 2024.

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

April 2024 Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest will become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

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

Note 14 - Subsequent Events

Redemption Agreement with FirstFire Global Opportunities Fund, LLC

On August 12, 2024, the Company entered into a Redemption Agreement (the “FirstFire Warrants Redemption Agreement”), dated as of August 12, 2024, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”). The FirstFire Warrants Redemption Agreement provides that the Company will have the right (the “Redemption Right”) to purchase the unexercised portion of (i) the First May 2024 FF Warrant (as defined in “—Contractual Obligations – Debt – May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”), and (ii) the First June 2024 FF Warrant (as defined in “—Contractual Obligations – Debt – June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”), from August 12, 2024 to February 12, 2025, for up to an aggregate consideration of $100,000, reduced pro rata to the extent that the First May 2024 FF Warrant and the First June 2024 FF Warrant are exercised prior to the Company’s exercise of the Redemption Right.

Payoff of Second CBAZ Promissory Note

On July 26, 2024, the Company fully repaid the Second CBAZ Promissory Note (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”). The certificate of deposit account underlying the CBAZ Collateral (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”) was closed and redeemed, and the CBAZ Assignment of Deposit (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”) and the Second CBAZ Loan Agreement (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”) are no longer in effect. See “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”.

Transactions with Clayton Adams

On July 23, 2024, the Company entered into a Consulting Agreement (the “Adams Consulting Agreement”), dated as of July 23, 2024, with Clayton Adams (“Adams”). The Adams Consulting Agreement provided that Adams will provide certain consulting services to the Company on mergers, acquisitions, financing sources, public company and governance matters, building market awareness, and other duties as may reasonably be requested by the Company. In consideration for these services, the Company granted Adams 127,826 shares of common stock (the “Plan Shares”) under the Plan. In addition, the Consulting Agreement provided that the Company will grant Adams 668,841 shares of common stock (the “Adams Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement entered into between the Company and Adams on July 23, 2024, dated as of July 23, 2024 (the “Adams Deferred Award Agreement”), within one (1) business day of the date of the later of the authorization of the grant of the Adams Deferred Shares by (i) the NYSE American LLC (the “NYSE American”) and (ii) the board of directors of the Company or the Compensation Committee of the board of directors (the “Compensation Committee”). The Compensation Committee approved the grants of the Plan Shares and the Adams Deferred Shares on July 22, 2024.

On July 25, 2024, the Company entered into Amendment No. 1 to Consulting Agreement with Adams, dated as of July 25, 2024 (the “Adams Consulting Agreement Amendment”). The Adams Consulting Agreement Amendment amended the Adams Consulting Agreement to provide that the Company will grant Birddog Capital, LLC, a Nebraska limited liability company (“Birddog Capital”), an entity beneficially owned by Adams, 668,841 shares of common stock (the “Birddog Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement between the Company and Birddog Capital, dated as of July 25, 2024 (the “Birddog Deferred Award Agreement”), within one (1) business day of the date of the later of the authorization of the grant of the Birddog Deferred Shares by (i) the NYSE American and (ii) the board of directors or the Compensation Committee. The Compensation Committee approved the grant of the Birddog Deferred Shares on July 25, 2024. The Birddog Deferred Award Agreement provides certain registration rights with respect to the Birddog Deferred Shares and also provides that the grant of the Birddog Deferred Shares is subject to authorization by the NYSE American. Pursuant to the terms of the Adams Consulting Agreement Amendment, the Company will not grant the Adams Deferred Shares. On August 2, 2024, the NYSE American authorized the issuance of the Birddog Deferred Shares, and the Birddog Deferred Shares were issued on August 5, 2024.

In addition, on July 23, 2024, the Company entered into a subscription agreement, dated as of July 23, 2024, with Adams (the “Subscription Agreement”). The Subscription Agreement provided for the payment of $100,000 by Adams to the Company and the issuance of a pre-funded warrant to purchase 333,333 shares of common stock of the Company to Adams at an exercise price of $0.01 per share (the “Adams Warrant”). The Subscription Agreement also provided certain registration rights with respect to the shares issuable upon exercise of the Adams Warrant. The Adams Warrant is subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. Any change in this beneficial ownership limitation will not be effective until the 61st day after such change is agreed to. The Adams Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the Adams Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. Pursuant to the Subscription Agreement, the Company issued the Adams Warrant to Adams on July 23, 2024. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the Adams Warrant.

Placement Agent Compensation Relating to Adams Warrant Transaction

Under the Company’s engagement letter agreement, dated August 9, 2021, as amended (the “Boustead Engagement Letter”), with Boustead Securities, LLC, a registered broker-dealer (“Boustead”), and the Underwriting Agreement between the Company and Boustead, dated as of November 13, 2023 (the “Underwriting Agreement”), Boustead was required to be paid certain compensation as the Company’s placement agent in connection with the transaction described above with respect to the issuance of the Adams Warrant. Pursuant to the Boustead Engagement Letter, the Company was required to pay Boustead a cash fee equal to 7% of the gross proceeds from this transaction, and a non-accountable expense allowance of cash equal to 1% of the gross proceeds from this transaction. Boustead has deferred its rights to such cash compensation with respect to this transaction. In addition, the Company was required to issue a placement agent warrant to Boustead for the purchase of 23,333 shares of common stock, equal to 7% of the number of the shares of common stock that may be issued upon exercise of the Adams Warrant (the “July 2024 Boustead Warrant”). The July 2024 Boustead Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the July 2024 Boustead Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the July 2024 Boustead Warrant. The July 2024 Boustead Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

July 2024 BPLLC Letter Agreement and BPLLC Warrant

On July 15, 2024, the Company entered into a letter agreement (the “BPLLC Letter Agreement”) with Bevilacqua PLLC, a District of Columbia professional limited liability company (“Bevilacqua PLLC”). The BPLLC Letter Agreement amended and supplemented the engagement agreement, dated July 20, 2022, as previously amended by a supplement, dated February 17, 2023, between Bevilacqua PLLC and the Company. Under the BPLLC Letter Agreement, the Company agreed that the Company was obligated to pay Bevilacqua PLLC $684,350.98 for services rendered to the Company by Bevilacqua PLLC through June 30, 2024 (the “Outstanding Fees”). The BPLLC Letter Agreement provided that Bevilacqua PLLC agreed to defer payment of the Outstanding Fees until the earlier of either the closing of the Company’s next financing transaction or a business combination. The BPLLC Letter Agreement provides that if a financing transaction results in proceeds of less than $2,000,000, the Company will pay Bevilacqua PLLC 20% of the net proceeds from such financing against the Outstanding Fees. If a financing transaction results in proceeds of more than $2,000,000, the Company will pay Bevilacqua PLLC the amount of the Outstanding Fees.

In addition, pursuant to the BPLLC Letter Agreement, in consideration for the deferring of the Outstanding Fees, on July 15, 2024, the Company issued Bevilacqua PLLC a pre-funded warrant to purchase 2,500,000 shares of the Company’s common stock (the “BPLLC Warrant”). The BPLLC Warrant has an exercise price of $0.01 per share and provides for piggyback registration rights with respect to the shares of common stock issuable upon exercise of the BPLLC Warrant. The BPLLC Warrant is subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. Any change in this beneficial ownership limitation will not be effective until the 61st day after such change is agreed to. The BPLLC Warrant will become exercisable on the date that the NYSE American authorizes the issuance of shares pursuant to exercise of the BPLLC Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On July 24, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the BPLLC Warrant.

July 2024 Amendments to Management Agreements

Amendment to CEO Agreement

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and director (the “Amendment to CEO Agreement”). The Amendment to CEO Agreement amended the Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between the Company and Mr. Nelson (the “Amended and Restated CEO Employment Agreement”), to amend and restate the severance provisions of the Amended and Restated CEO Employment Agreement. As amended, the Amended and Restated CEO Employment Agreement provides that if the Company terminates Mr. Nelson without cause, Mr. Nelson will be entitled to severance payments in cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments. If the Company terminates Mr. Nelson upon a Change of Control (as defined in the Amendment to CEO Agreement), Mr. Nelson will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Nelson may have against the Company.

Amendment to Hecklinski Agreement

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Jeffry Hecklinski, the Company’s President and director (the “Amendment to Hecklinski Agreement”). The Amendment to Hecklinski Agreement amended the Executive Employment Agreement, dated as of April 9, 2024, between the Company and Mr. Hecklinski (the “Hecklinski Employment Agreement”), to amend and restate the severance provisions of the Hecklinski Employment Agreement. As amended, the Hecklinski Employment Agreement provides that if the Company terminates Mr. Hecklinski upon a Change of Control (as defined in the Amendment to Hecklinski Agreement), Mr. Hecklinski will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Hecklinski may have against the Company.

Amendment to Smith Agreement

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Craig Smith, the Company’s President and director (the “Amendment to Smith Agreement”). The Amendment to Smith Agreement amended the Executive Employment Agreement, dated as of April 22, 2024, between the Company and Mr. Smith (the “Smith Employment Agreement”), to amend and restate the severance provisions of the Smith Employment Agreement. As amended, the Smith Employment Agreement provides that if the Company terminates Mr. Smith upon a Change of Control (as defined in the Amendment to Smith Agreement), Mr. Smith will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Smith may have against the Company.

We have evaluated subsequent events through August 19, 2024, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

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

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this report are the property of their respective owners.

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

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and a significant accumulated deficit. For the six months ended June 30, 2024 and 2023, our net loss was approximately $3.8 million and approximately $1.7 million, respectively, and our net cash used in operating activities was approximately $3.0 million and approximately $1.2 million, respectively. For the fiscal years ended December 31, 2023 and 2022, our net loss was approximately $5.5 million and approximately $6.7 million, respectively, and our cash used in operating activities was approximately $4.8 million and approximately $4.9 million, respectively. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $20.8 million and approximately $17.0 million, respectively. We expect to incur expenses and operating losses over the next several years. We plan to finance our operations primarily using proceeds from capital raises until our transition to profitable operations, at which point we plan to finance operations primarily from profits. These plans, if successful, will mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. There can also be no assurance that we will succeed in generating sufficient revenues to continue our operations as a going concern. For further discussion, see “—Liquidity and Capital Resources – Going Concern”.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended June 30, 2024 and 2023

	Three Months Ended
	June 30, 2024	June 30, 2023
Revenues, net	$204,962	$116,810
Cost of revenues	62,160	9,686
Gross profit	142,802	107,124

Operating cost and expenses
Advertising and marketing	884	107,194
General and administrative	1,267,952	665,394

Total operating expenses	1,268,836	772,588

Net income (loss) from operations	(1,126,034)	(665,464)

Other Income (expense)
Interest expense	(41,156)	(255,141)
Other income (expense), net	27,832	-
Deferred tax income, net	16,571	-
Other income (expense), net	(190,055)	29,682

Total other (expense), net	(186,808)	(225,459)

Net loss	$(1,312,842)	$(890,923)

Revenues, Net

Net revenues for the three months ended June 30, 2024 and 2023 were approximately $0.20 million and approximately $0.12 million, respectively. Net revenues increased approximately $0.08 million, or 75.5%, primarily due to an increase in event fee payments of approximately $0.04 million and subscription revenue of approximately $0.04 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the three-month periods ended June 30, 2024 and 2023. Subscriptions to our platform require payment prior to platform access except that group subscriptions may make payments on a monthly installment basis.

	Users with Subscriptions
Subscription Type	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Monthly	2,653	1,852
Annual	26	30
Total:	2,679	1,882

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

Cost of Revenues

Cost of revenues for the three months ended June 30, 2024 and 2023 was approximately $0.06 million and approximately $0.01 million, respectively. Cost of revenue increased approximately $0.05 million, or 541.8%, primarily due to an increase in aggregate wages as a result of internal software development staff hires.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.001 million and approximately $0.107 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.106 million, or 99.2%, was primarily due to the economization of the Company’s advertising and marketing strategy.

General and Administrative

General and administrative expenses were approximately $1.27 million and approximately $0.67 million for the three months ended June 30, 2024 and 2023, respectively. The increase of approximately $0.60 million, or 90.6%, was primarily due to an increase in legal expenses of approximately $0.31 million and stock-based compensation expenses of approximately $0.23 million.

Total Other Expense, Net

Total other expense, net was approximately $0.19 million and approximately $0.23 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.04 million, or 17.1%, was primarily due to a decrease in interest expense of approximately $0.21 million due to the reduced balance under certain convertible and nonconvertible notes payable and related reduced interest expense, offset by a change to other expense, net of approximately $0.19 million consisting of commitment fee expense of approximately $0.13 million and discount on loan payable of approximately $0.06 million for the three months ended June 30, 2024 from other net income, net of approximately $0.03 million consisting of sublease income of approximately $0.03 million for the three months ended June 30, 2023.

Comparison of Six Months Ended June 30, 2024 and 2023

	Six Months Ended
	June 30, 2024	June 30, 2023
Revenues, net	$439,589	$170,830
Cost of revenues	131,194	14,226
Gross profit	308,395	156,604

Operating cost and expenses
Advertising and marketing	93,609	197,816
General and administrative	3,310,921	1,216,270

Total operating expenses	3,404,530	1,414,086

Net income (loss) from operations	(3,096,135)	(1,257,482)

Other Income (expense)
Interest expense	(79,229)	(455,448)
Interest income	57,120	1,100
Deferred tax income, net	32,571	-
Other income (expense), net	(725,054)	58,264

Total other (expense), net	(714,592)	(396,084)

Net loss	$(3,810,727)	$(1,653,566)

Revenues, Net

Net revenues for the six months ended June 30, 2024 and 2023 were approximately $0.44 million and approximately $0.17 million, respectively. Net revenues increased approximately $0.27 million, or 157.3%, primarily due to an increase in event fee payments of approximately $0.19 million and subscription revenue of approximately $0.08 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the six-month periods ended June 30, 2024 and 2023. Subscriptions to our platform require payment prior to platform access except that group subscriptions may make payments on a monthly installment basis.

	Users with Subscriptions
Subscription Type	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Monthly	4,780	2,424
Annual	46	37
Total:	4,826	2,461

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

Cost of Revenues

Cost of revenues for the six months ended June 30, 2024 and 2023 was approximately $0.13 million and approximately $0.01 million, respectively. Cost of revenue increased approximately $0.12 million, or 822.2%, primarily due to an increase in aggregate wages as a result of internal software development staff hires.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.09 million and approximately $0.20 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.11 million, or 54.4%, was primarily due to the economization of the Company’s advertising and marketing strategy.

General and Administrative

General and administrative expenses were approximately $3.31 million and approximately $1.22 million for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $2.09 million, or 172.2%, was due to an increase in legal expenses of approximately $0.57 million, stock-based compensation expenses of approximately $0.49 million, corporate regulatory expenses of approximately $0.36 million, event expenses of approximately $0.35 million, and directors’ and officers’ liability insurance premium expenses of approximately $0.32 million.

Total Other Expense, Net

Total other expense, net was approximately $0.71 million and approximately $0.40 million for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $0.31 million, or 80.4%, was primarily due to a change to other expense, net of approximately $0.73 million consisting of commitment fee expense of approximately $0.67 million, and discount on loan payable of approximately $0.06 million for the six months ended June 30, 2024 from other net income, net of approximately $0.06 million consisting of sublease income of approximately $0.06 million for the six months ended June 30, 2023 which was offset by a decrease in interest expense of approximately $0.38 million due to the reduced balance under certain convertible and nonconvertible notes payable and related reduced interest expense.

Liquidity and Capital Resources

As of June 30, 2024, we had cash and cash equivalents of $35,943 and short-term investments of $2,164,382. As of June 30, 2024, we also had total current liabilities of $4,387,046. As of June 30, 2024, we have financed our operations primarily from private placements of securities and our initial public offering. In November 2023, we raised approximately $4.7 million in net proceeds from our initial public offering, all of which had been used to finance our operations as of December 31, 2023. In February 2024, we also gained access to an equity line of credit for up to $25,000,000, subject to certain terms and conditions. However, this facility did not raise net proceeds and was terminated in May 2024.

We believe that our current levels of cash will only be sufficient to meet our anticipated cash needs for our operations and other cash requirements until June 30, 2025 and for at least 12 months beyond that period, including our costs associated with being a public reporting company, if we receive additional financing. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

Signing Day Sports, Inc. 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan (the “Plan”) for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. A maximum of 2,250,000 shares of common stock are available for issuance under the Plan. Stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 299,333 shares of common stock, not including stock options that terminated without exercise. In addition, a total of 1,950,667 shares of restricted stock have been granted to officers, directors, employees, and consultants, not including restricted stock grants that have been forfeited due to employee, officer, or director departures prior to vesting. See Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan” of the 2023 Annual Report for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2024 and 2023.

	Six Months Ended June 30,
	2024	2023
Net cash provided used in operating activities	$(2,973,530)	$(1,184,417)
Net cash provided used in investing activities	(6,972)	(768,454)
Net cash provided used in financing activities	1,892,915	1,753,666
Net change in cash and cash equivalents	(1,087,586)	(199,205)
Cash and cash equivalents, beginning of period	1,123,529	254,409
Cash and cash equivalents, end of period	$35,943	$55,204

Net cash used in operating activities was approximately $2.97 million for the six months ended June 30, 2024, as compared to net cash used in operating activities of approximately $1.18 million for the six months ended June 30, 2023. The increase was primarily due to an increase of net loss to approximately $3.84 million from approximately $1.65 million.

Net cash used in investing activities was approximately $0.01 million for the six months ended June 30, 2024 and approximately $0.768 million for the six months ended June 30, 2023. The decrease was primarily due to a decrease in development of internal software.

Net cash provided by financing activities was approximately $1.89 million for the six months ended June 30, 2024 and approximately $1.75 million for the six months ended June 30, 2023. The increase was primarily due to an increase in proceeds from the Company’s bank line of credit of approximately $1.25 million, offset by the nonrecurrence of proceeds of approximately $2.49 million from the issuance of convertible notes during the six months ended June 30, 2023.

Recent Developments

Redemption Agreement with FirstFire Global Opportunities Fund, LLC

On August 12, 2024, the Company entered into a Redemption Agreement (the “FirstFire Warrants Redemption Agreement”), dated as of August 12, 2024, with FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”). The FirstFire Warrants Redemption Agreement provides that the Company will have the right (the “Redemption Right”) to purchase the unexercised portion of (i) the First May 2024 FF Warrant (as defined in “—Contractual Obligations – Debt – May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”), and (ii) the First June 2024 FF Warrant (as defined in “—Contractual Obligations – Debt – June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”), from August 12, 2024 to February 12, 2025, for up to an aggregate consideration of $100,000, reduced pro rata to the extent that the First May 2024 FF Warrant and the First June 2024 FF Warrant are exercised prior to the Company’s exercise of the Redemption Right.

The FirstFire Warrants Redemption Agreement is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Payoff of Second CBAZ Promissory Note

On July 26, 2024, the Company fully repaid the Second CBAZ Promissory Note (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”). The certificate of deposit account underlying the CBAZ Collateral (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”) was closed and redeemed, and the CBAZ Assignment of Deposit (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”) and the Second CBAZ Loan Agreement (as defined in “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”) are no longer in effect. See “—Debt – Revolving Lines of Credit with Commerce Bank of Arizona”.

Transactions with Clayton Adams

On July 23, 2024, the Company entered into a Consulting Agreement (the “Adams Consulting Agreement”), dated as of July 23, 2024, with Clayton Adams (“Adams”). The Adams Consulting Agreement provided that Adams will provide certain consulting services to the Company on mergers, acquisitions, financing sources, public company and governance matters, building market awareness, and other duties as may reasonably be requested by the Company. In consideration for these services, the Company granted Adams 127,826 shares of common stock (the “Plan Shares”) under the Plan. In addition, the Consulting Agreement provided that the Company will grant Adams 668,841 shares of common stock (the “Adams Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement entered into between the Company and Adams on July 23, 2024, dated as of July 23, 2024 (the “Adams Deferred Award Agreement”), within one (1) business day of the date of the later of the authorization of the grant of the Adams Deferred Shares by (i) the NYSE American LLC (the “NYSE American”) and (ii) the board of directors of the Company or the Compensation Committee of the board of directors (the “Compensation Committee”). The Compensation Committee approved the grants of the Plan Shares and the Adams Deferred Shares on July 22, 2024.

On July 25, 2024, the Company entered into Amendment No. 1 to Consulting Agreement with Adams, dated as of July 25, 2024 (the “Adams Consulting Agreement Amendment”). The Adams Consulting Agreement Amendment amended the Adams Consulting Agreement to provide that the Company will grant Birddog Capital, LLC, a Nebraska limited liability company (“Birddog Capital”), an entity beneficially owned by Adams, 668,841 shares of common stock (the “Birddog Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement between the Company and Birddog Capital, dated as of July 25, 2024 (the “Birddog Deferred Award Agreement”), within one (1) business day of the date of the later of the authorization of the grant of the Birddog Deferred Shares by (i) the NYSE American and (ii) the board of directors or the Compensation Committee. The Compensation Committee approved the grant of the Birddog Deferred Shares on July 25, 2024. The Birddog Deferred Award Agreement provides certain registration rights with respect to the Birddog Deferred Shares and also provides that the grant of the Birddog Deferred Shares is subject to authorization by the NYSE American. Pursuant to the terms of the Adams Consulting Agreement Amendment, the Company will not grant the Adams Deferred Shares. On August 2, 2024, the NYSE American authorized the issuance of the Birddog Deferred Shares, and the Birddog Deferred Shares were issued on August 5, 2024.

In addition, on July 23, 2024, the Company entered into a subscription agreement, dated as of July 23, 2024, with Adams (the “Subscription Agreement”). The Subscription Agreement provided for the payment of $100,000 by Adams to the Company and the issuance of a pre-funded warrant to purchase 333,333 shares of common stock of the Company to Adams at an exercise price of $0.01 per share (the “Adams Warrant”). The Subscription Agreement also provided certain registration rights with respect to the shares issuable upon exercise of the Adams Warrant. The Adams Warrant is subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. Any change in this beneficial ownership limitation will not be effective until the 61st day after such change is agreed to. The Adams Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the Adams Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. Pursuant to the Subscription Agreement, the Company issued the Adams Warrant to Adams on July 23, 2024. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the Adams Warrant.

The Adams Warrant, the Adams Consulting Agreement, the Adams Consulting Agreement Amendment, the Birddog Deferred Award Agreement, and the Subscription Agreement are filed as Exhibit 4.1, Exhibit 10.2, Exhibit 10.3, Exhibit 10.4, and Exhibit 10.5 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Placement Agent Compensation Relating to Adams Warrant Transaction

Under the Company’s engagement letter agreement, dated August 9, 2021, as amended (the “Boustead Engagement Letter”), with Boustead Securities, LLC, a registered broker-dealer (“Boustead”), and the Underwriting Agreement between the Company and Boustead, dated as of November 13, 2023 (the “Underwriting Agreement”), Boustead was required to be paid certain compensation as the Company’s placement agent in connection with the transaction described above with respect to the issuance of the Adams Warrant. Pursuant to the Boustead Engagement Letter, the Company was required to pay Boustead a cash fee equal to 7% of the gross proceeds from this transaction, and a non-accountable expense allowance of cash equal to 1% of the gross proceeds from this transaction. Boustead has deferred its rights to such cash compensation with respect to this transaction. In addition, the Company was required to issue a placement agent warrant to Boustead for the purchase of 23,333 shares of common stock, equal to 7% of the number of the shares of common stock that may be issued upon exercise of the Adams Warrant (the “July 2024 Boustead Warrant”). The July 2024 Boustead Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the July 2024 Boustead Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the July 2024 Boustead Warrant. The July 2024 Boustead Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

The July 2024 Boustead Warrant is filed as Exhibit 4.2 to this report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

July 2024 BPLLC Letter Agreement and BPLLC Warrant

On July 15, 2024, the Company entered into a letter agreement (the “BPLLC Letter Agreement”) with Bevilacqua PLLC, a District of Columbia professional limited liability company (“Bevilacqua PLLC”). The BPLLC Letter Agreement amended and supplemented the engagement agreement, dated July 20, 2022, as previously amended by a supplement, dated February 17, 2023, between Bevilacqua PLLC and the Company. Under the BPLLC Letter Agreement, the Company agreed that the Company was obligated to pay Bevilacqua PLLC $684,350.98 for services rendered to the Company by Bevilacqua PLLC through June 30, 2024 (the “Outstanding Fees”). The BPLLC Letter Agreement provided that Bevilacqua PLLC agreed to defer payment of the Outstanding Fees until the earlier of either the closing of the Company’s next financing transaction or a business combination. The BPLLC Letter Agreement provides that if a financing transaction results in proceeds of less than $2,000,000, the Company will pay Bevilacqua PLLC 20% of the net proceeds from such financing against the Outstanding Fees. If a financing transaction results in proceeds of more than $2,000,000, the Company will pay Bevilacqua PLLC the amount of the Outstanding Fees.

In addition, pursuant to the BPLLC Letter Agreement, in consideration for the deferring of the Outstanding Fees, on July 15, 2024, the Company issued Bevilacqua PLLC a pre-funded warrant to purchase 2,500,000 shares of the Company’s common stock (the “BPLLC Warrant”). The BPLLC Warrant has an exercise price of $0.01 per share and provides for piggyback registration rights with respect to the shares of common stock issuable upon exercise of the BPLLC Warrant. The BPLLC Warrant is subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. Any change in this beneficial ownership limitation will not be effective until the 61st day after such change is agreed to. The BPLLC Warrant will become exercisable on the date that the NYSE American authorizes the issuance of shares pursuant to exercise of the BPLLC Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On July 24, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the BPLLC Warrant.

The BPLLC Warrant and the BPLLC Letter Agreement are filed as Exhibit 4.3 and Exhibit 10.6 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

July 2024 Amendments to Management Agreements

Amendment to CEO Agreement

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and director (the “Amendment to CEO Agreement”). The Amendment to CEO Agreement amended the Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between the Company and Mr. Nelson (the “Amended and Restated CEO Employment Agreement”), to amend and restate the severance provisions of the Amended and Restated CEO Employment Agreement. As amended, the Amended and Restated CEO Employment Agreement provides that if the Company terminates Mr. Nelson without cause, Mr. Nelson will be entitled to severance payments in cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments. If the Company terminates Mr. Nelson upon a Change of Control (as defined in the Amendment to CEO Agreement), Mr. Nelson will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Nelson may have against the Company.

The Amendment to CEO Agreement is filed as Exhibit 10.7 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Amendment to Hecklinski Agreement

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Jeffry Hecklinski, the Company’s President and director (the “Amendment to Hecklinski Agreement”). The Amendment to Hecklinski Agreement amended the Executive Employment Agreement, dated as of April 9, 2024, between the Company and Mr. Hecklinski (the “Hecklinski Employment Agreement”), to amend and restate the severance provisions of the Hecklinski Employment Agreement. As amended, the Hecklinski Employment Agreement provides that if the Company terminates Mr. Hecklinski upon a Change of Control (as defined in the Amendment to Hecklinski Agreement), Mr. Hecklinski will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Hecklinski may have against the Company.

The Amendment to Hecklinski Agreement is filed as Exhibit 10.8 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Amendment to Smith Agreement

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Craig Smith, the Company’s President and director (the “Amendment to Smith Agreement”). The Amendment to Smith Agreement amended the Executive Employment Agreement, dated as of April 22, 2024, between the Company and Mr. Smith (the “Smith Employment Agreement”), to amend and restate the severance provisions of the Smith Employment Agreement. As amended, the Smith Employment Agreement provides that if the Company terminates Mr. Smith upon a Change of Control (as defined in the Amendment to Smith Agreement), Mr. Smith will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Smith may have against the Company.

The Amendment to Smith Agreement is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of June 30, 2024:

	Total	Short-Term	Long-Term
Operating lease obligations	$186,999	$86,553	$100,446
Loans payable	$795,641	795,641	0
Total contractual obligations	$982,640	$882,194	$100,446

Midwestern Settlement Agreement

On April 11, 2024, under the Amendment No. 1 to Settlement Agreement and Release (the “Amendment to Midwestern Release Agreement”), dated as of April 11, 2024, between the Company and Midwestern Interactive, LLC, a Missouri limited liability company (“Midwestern”), the Company and Midwestern agreed to amend the Settlement Agreement and Release, dated as of December 12, 2023, between the Company and Midwestern (the “Midwestern Release Agreement”). Pursuant to the Midwestern Release Agreement, the Company was required to pay Midwestern a total of $600,000 (the “Midwestern Release Amount”), of which $300,000 was to be paid within three business days of December 12, 2023, and the remaining $300,000 (the “Second Tranche”) was to be paid on or before April 12, 2024. The Company paid the first amount of $300,000 timely and in full. Under the Amendment to Midwestern Release Agreement, the Second Tranche must be paid with interest on the outstanding amount at 6% per annum commencing April 13, 2024, according to the following schedule: $200,000 must be paid on or before April 12, 2024; $25,000 with accrued interest must be paid on or before May 31, 2024; $25,000 with accrued interest must be paid on or before June 30, 2024; $25,000 with accrued interest must be paid on or before July 31, 2024; and $25,000 with accrued interest must be paid on or before August 31, 2024.

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

The Amendment to Midwestern Release Agreement is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

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

The Boustead Engagement Letter and the Underwriting Agreement provide Boustead a right of first refusal (the “Right of First Refusal”) for two years following the consummation of the Company’s initial public offering on November 16, 2023, or 18 months following the termination or expiration of the engagement with Boustead to act as financial advisor or to act as joint financial advisor on or at least equal economic terms on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of our equity or our assets.  In the event that we engage Boustead to provide such services, Boustead will be compensated consistent with the Boustead Engagement Letter, unless we mutually agree otherwise. Notwithstanding the foregoing, in the event the Boustead Engagement Letter is terminated for “Cause,” which shall mean a material breach by Boustead of the engagement agreement, and which such material breach is not cured, Boustead’s Right of First Refusal will terminate, and the Company will be entitled to pursue any future transaction without adhering to the terms of the Right of First Refusal. The exercise of such right of termination for cause will eliminate the Company’s obligations with respect to the provisions of the Boustead Engagement Letter relating to the Right of First Refusal.

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

The Underwriting Agreement is filed as Exhibit 10.29 to the 2023 Annual Report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Management Employment Agreements

Employment Agreement with Daniel Nelson

Under the Executive Employment Agreement, dated as of November 22, 2023, between the Company and Daniel Nelson, the Company’s Chief Executive Officer, Chairman, and a director (the “Original CEO Employment Agreement”), Mr. Nelson was employed in his current capacity as the Company’s Chief Executive Officer. Mr. Nelson’s annual base salary was $425,000 from November 22, 2023 to February 29, 2024, subject to modification upon execution of an amendment or addendum to the Original CEO Employment Agreement.

Pursuant to the Original CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a Stock Option Agreement. The stock option provides Mr. Nelson the right to purchase 100,000 shares of common stock of the Company at an exercise price of $2.25 per share. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

Under the Amended and Restated Executive Employment Agreement, the Original CEO Employment Agreement was amended and restated to reduce Mr. Nelson’s annual base salary from $425,000 to $200,000, effective March 1, 2024.

The Company will pay or reimburse Mr. Nelson for all reasonable and necessary expenses actually incurred or paid by Mr. Nelson during his employment in the performance of his duties. Mr. Nelson will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to paid time off and holiday pay in accordance with the Company’s policies in effect from time to time.

The Amended and Restated CEO Employment Agreement originally provided that if the Company terminates Mr. Nelson without cause, Mr. Nelson will be entitled to the following severance payments: (i) cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments; and (ii) all previously earned, accrued, and unpaid benefits from the Company and its employee benefit plans. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Nelson may have against the Company.

The Original CEO Employment Agreement is filed as Exhibit 10.32 to the 2023 Annual Report. The Amended and Restated CEO Employment Agreement is filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024 (the “2024 First Quarter Report”). The description above is qualified in its entirety by reference to the full text of such exhibits.

See “—Recent Developments – July 2024 Amendments to Management Agreements – Amendment to CEO Agreement” for related recent developments.

Consulting Agreement with Damon Rich

On June 13, 2024, the Compensation Committee approved a Consulting Agreement with Damon Rich, which was dated as of and entered into by the Company and Mr. Rich as of June 14, 2024 (the “Rich Consulting Agreement”). Under the Rich Consulting Agreement, Mr. Rich will continue to provide the consulting services to the Company that Mr. Rich has provided as its Interim Chief Financial Officer since his appointment to this position as of April 19, 2024. Under the Rich Consulting Agreement, the Company will pay Mr. Rich $120 per hour for up to 120 hours per month of invoiced services. Pursuant to the Rich Consulting Agreement, on June 14, 2024, Mr. Rich was granted an award of 20,000 shares of restricted common stock under the Plan, which vested upon grant. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan. The Company will reimburse Mr. Rich for all reasonable expenses incurred by Mr. Rich directly related to the performance of services under the Rich Consulting Agreement. The Rich Consulting Agreement may be terminated by either party upon five days’ written notice.

The Rich Consulting Agreement is filed as Exhibit 10.11 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Employment Agreement with Jeffry Hecklinski

Under the employment offer letter, dated March 7, 2023, between Jeffry Hecklinski and the Company (the “Former Hecklinski Employment Agreement”), Mr. Hecklinski was employed as the General Manager of the Company. Mr. Hecklinski’s annual base salary was $200,000. Pursuant to the Former Hecklinski Employment Agreement, on March 14, 2023, Mr. Hecklinski was granted a stock option pursuant to the Plan and execution of a stock option agreement in the Company’s standard form under the Plan. The stock option provides Mr. Hecklinski the right to purchase 40,000 shares of common stock of the Company at an exercise price of $3.10 per share. The option was vested and exercisable as to 10,000 shares immediately upon the date of grant, vested as to 7,500 shares on the one-year anniversary of the date of grant, and vests as to 625 shares at the end of each of the following 36 calendar months. Mr. Hecklinski was eligible to participate in standard benefits plans of the Company, including medical, dental and life insurance options, and was entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment was at-will.

The Hecklinski Employment Agreement amended, restated and superseded the Former Hecklinski Employment Agreement. Under the Hecklinski Employment Agreement, Mr. Hecklinski was employed as the Company’s President. Mr. Hecklinski’s annual base salary will remain $200,000. The Company agreed to pay or reimburse Mr. Hecklinski for all reasonable and necessary expenses actually incurred or paid by Mr. Hecklinski during his employment in the performance of his duties under the Hecklinski Employment Agreement. Mr. Hecklinski will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies.

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

On June 13, 2024, the Compensation Committee granted an award of 100,000 shares of restricted common stock under the Plan to Mr. Nelson. The restricted shares are subject to the following vesting schedule: 50,000 of the restricted shares will vest on each of September 13, 2024, December 13, 2024, March 13, 2025, and June 13, 2025. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

The Former Hecklinski Employment Agreement is filed as Exhibit 10.9 to the 2024 First Quarter Report and the Hecklinski Employment Agreement is filed as Exhibit 10.12 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibits.

See “—Recent Developments – July 2024 Amendments to Management Agreements – Amendment to Hecklinski Agreement” for related recent developments.

Employment Agreement with Craig Smith

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

On March 12, 2024, the Compensation Committee granted an award of 90,000 shares of restricted common stock under the Plan to Mr. Smith, which vested as to 22,500 shares upon grant and vests as to the remaining 67,500 shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On June 13, 2024, the Compensation Committee granted an award of 100,000 shares of restricted common stock under the Plan to Mr. Smith. The restricted shares are subject to the following vesting schedule: 50,000 of the restricted shares will vest on each of September 13, 2024, December 13, 2024, March 13, 2025, and June 13, 2025. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

The Smith Employment Agreement is filed as Exhibit 10.13 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

See “—Recent Developments – July 2024 Amendments to Management Agreements – Amendment to Smith Agreement” for related recent developments.

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

The form of the indemnification agreement with each executive officer and director of the Company is filed as Exhibit 10.14 to the 2023 Annual Report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

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

Management Confidentiality Agreements

Each of the executive officers named above was required to sign an Employee Confidential Information and Inventions Assignment Agreement or similar agreement which prohibits unauthorized use or disclosure of the Company’s proprietary information, contains a general assignment of rights to inventions and intellectual property rights, non-competition provisions that apply during the term of employment, non-solicitation provisions that apply during the term of employment and for one year after the term of employment, and non-disparagement provisions that apply during and after the term of employment.

The Employee Confidential Information and Inventions Assignment Agreement executed by Craig Smith and the Confidential Information and Inventions Assignment Agreement executed by Damon Rich are filed as Exhibit 10.14 and Exhibit 10.15 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits. The Employee Confidential Information and Inventions Assignment Agreement executed by each of Daniel Nelson and Jeffry Hecklinski are filed as Exhibit 10.11 and Exhibit 10.33 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Debt

May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants

On May 16, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 16, 2024, between the Company and FirstFire, as amended (as amended, the “May 2024 FF Purchase Agreement”) by that certain Amendment to the Transaction Documents, dated as of June 18, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Transaction Documents”), pursuant to which, as a private placement transaction, the Company was required to issue FirstFire a senior secured promissory note, as amended by that certain Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Note and May 2024 FF Warrants”), in the principal amount of $412,500 (as amended, the “May 2024 FF Note”); 187,500 shares of common stock (the “May 2024 FF Commitment Shares, as partial consideration for the purchase of the May 2024 FF Note; a warrant to purchase up to 1,375,000 shares of common stock at an initial exercise price of $0.30 per share, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “First May 2024 FF Warrant”), as partial consideration for the purchase of the May 2024 FF Note; and a warrant to purchase up to 250,000 shares of common stock at an initial exercise price of $0.01 per share exercisable from the date of an “Event of Default” as defined by the May 2024 FF Note (an “FF Notes Event of Default”) under the May 2024 FF Note, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “Second May 2024 FF Warrant” and together with the First May 2024 FF Warrant, the “May 2024 FF Warrants”), as partial consideration for the purchase of the May 2024 FF Note.

The Company also entered into a Security Agreement, dated as of May 16, 2024, between the Company and FirstFire (the “May 2024 FF Security Agreement”), under which the Company agreed to grant FirstFire a security interest to secure the Company’s obligations under the May 2024 FF Note in all assets of the Company except for a certificate of deposit account with Commerce Bank of Arizona (“CBAZ”) with an approximate balance of $2,100,000 together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits made to such account; (iii) any and all proceeds from such account; and (iv) all renewals, replacements and substitutions for any of the foregoing (the “CBAZ Collateral”), which is subject to that certain Assignment of Deposit Account, dated as of December 11, 2023, between the Company and CBAZ (the “CBAZ Assignment of Deposit”), until the full repayment of that certain promissory note in the original principal amount of $2,000,000 issued by the Company to CBAZ, dated as of December 11, 2023 and maturing on December 11, 2024 (the “Second CBAZ Promissory Note”), pursuant to that certain Business Loan Agreement, dated as of December 11, 2023, between the Company and CBAZ (the “Second CBAZ Loan Agreement”).

The closing of the initial transaction contemplated by the May 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $375,000, was subject to certain conditions. On May 20, 2024, such conditions were met. As a result, the May 2024 FF Commitment Shares, the May 2024 FF Note and the May 2024 FF Warrants were released from escrow and issued as of May 16, 2024, and FirstFire paid $375,000, of which the Company received $336,500 in net proceeds after deductions of the placement agent’s fee of $26,250 and non-accountable expense allowance of $3,750, and FirstFire counsel’s fees of $8,500.

May 2024 FF Purchase Agreement

Under the May 2024 FF Purchase Agreement, until the May 2024 FF Note has been fully converted or repaid, the May 2024 FF Note holder will have participation rights and rights of first refusal on any offers of the Company’s securities other than offerings previously disclosed in the Company’s reports filed with the SEC or any Excluded Issuance (as defined in the May 2024 FF Note and the June 2024 FF Note (as defined in “—June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”)), and most favored nation rights on any offers of the Company’s securities other than for an Excluded Issuance. The Company will also be prohibited from effecting or entering into an agreement involving a Variable Rate Transaction (as defined in the June 2024 FF Purchase Agreement (as defined in “—June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”) and the May 2024 FF Purchase Agreement) other than pursuant to an “at-the-market” agreement with a registered broker-dealer, whereby such registered broker-dealer is acting as principal in the purchase of common stock from the Company or an Equity Line of Credit (as defined in the May 2024 FF Note and the June 2024 FF Note), without the consent of FirstFire, which may not be unreasonably withheld. In addition, the Company may not issue or agree, propose, or offer to issue any shares of common stock or securities with underlying common stock prior to the 30th calendar day after the date of the May 2024 FF Purchase Agreement.

The May 2024 FF Purchase Agreement (as well as the May 2024 FF Note and the May 2024 FF Warrants) provides that the maximum amount of shares of common stock issuable under the May 2024 FF Note and the May 2024 FF Warrants is limited to the FF Exchange Limitation (as defined below) until we obtain stockholder approval (the “FF Stockholder Approval”) to issue shares in excess of 19.99% of the issued and outstanding common stock of the Company as of the date of the May 2024 FF Purchase Agreement, or 3,074,792 shares of common stock, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the May 2024 FF Purchase Agreement under applicable rules of the NYSE American (“FF Exchange Limitation”). The Company is required to hold a meeting of stockholders on or before the date that is six months after the date of the May 2024 FF Purchase Agreement, for the purpose of obtaining the FF Stockholder Approval, with the recommendation of the Company’s board of directors that such proposal be approved; the Company must solicit proxies from the Company’s stockholders in connection with the proposal in the same manner as all other management proposals in such proxy statement; and all management-appointed proxyholders must vote their proxies in favor of such proposal. In addition, all members of the Company’s board of directors and all of the Company’s executive officers must vote in favor of such proposal, for purposes of obtaining the FF Stockholder Approval, with respect to all of the Company’s securities then held by such persons, and the Company must generally use the Company’s commercially reasonable efforts to obtain the FF Stockholder Approval. If the Company does not obtain the FF Stockholder Approval at the first meeting at which the proposal is voted upon, the Company must call a stockholder meeting as often as possible thereafter to seek the FF Stockholder Approval until the FF Stockholder Approval is obtained.

May 2024 FF Registration Rights Agreement

As required by the May 2024 FF Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of May 16, 2024, between the Company and FirstFire (the “May 2024 FF Registration Rights Agreement”), pursuant to which the Company agreed to register the resale of the May 2024 FF Commitment Shares and the shares of common stock underlying the May 2024 FF Note and the May 2024 FF Warrants under the Securities Act pursuant to a registration statement. The Company agreed to file the registration statement with the SEC within 90 calendar days from the date of the May 2024 FF Purchase Agreement and have the registration statement declared effective by the SEC within 120 days from the date of the May 2024 FF Purchase Agreement. The Company also granted FirstFire certain piggyback registration rights pursuant to the May 2024 FF Purchase Agreement. A registration statement was filed with the SEC on July 5, 2024 in order to comply with these requirements. Pursuant to the May 2024 FF Registration Rights Agreement, if the total number of shares issuable upon conversion of the May 2024 FF Notes or upon exercise of the May 2024 FF Warrants becomes greater than the number that may be offered for resale by means of the prospectus that forms a part of such registration statement, then the Company will be required to register the additional shares of common stock for resale by means of one or more separate prospectuses.

May 2024 FF Note

The principal amount of the May 2024 FF Note is based on an original issue discount of 10% and will bear interest at the rate of 10% per annum on a 365-day basis. The interest will be guaranteed, which requires that all interest that would accrue through the latest date of maturity (equal to $41,250) be paid. The May 2024 FF Note will mature on the earlier of the 12-month anniversary date of the issuance date, or May 16, 2025, and the date of the consummation of a sale, conveyance or disposition of all or substantially all of the assets of the Company, or the consolidation, merger or other business combination of the Company with or into any other entity when the Company is not the survivor.

Under the May 2024 FF Note, the Company is required to make eight monthly amortization payments of $56,715 each, commencing September 16, 2024, and pay the entire remaining outstanding balance on May 16, 2025. The Company may prepay the May 2024 FF Note any time prior to an FF Notes Event of Default on 15 trading days’ prior written notice for an amount equal to 110% of the principal amount then outstanding and 110% of the accrued and unpaid interest outstanding.

Under the May 2024 FF Note, the holder of the May 2024 FF Note may at any time and from time to time, subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after conversion or exercise (the “FF Beneficial Ownership Limitation”) and the FF Exchange Limitation, convert the outstanding principal amount and accrued interest under the May 2024 FF Note into shares of common stock at an initial conversion price of $0.30 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock to match the price of such lower-priced securities, other than for an Excluded Issuance (the “FF Notes Fixed Conversion Price”). If the Company fails to make an amortization payment when due under the May 2024 FF Note, the balance remaining under the May 2024 FF Note will become convertible, and the conversion price will become the lower of the then-applicable FF Notes Fixed Conversion Price and 80% of the lowest closing price of the common stock during the ten trading days prior to the date of a conversion of the May 2024 FF Note. If an FF Notes Event of Default occurs, then the balance remaining under the May 2024 FF Note will become convertible at the lower of the FF Notes Fixed Conversion Price, the closing price of the common stock on the date of the FF Notes Event of Default (or the next trading day if such date is not on a trading day), and $0.195 per share.

An FF Notes Event of Default will occur upon the occurrence of any of the following: The failure to pay obligations when due; failure to issue shares upon conversions as required; a material breach of representations and warranties or covenants; the entry of material judgments against certain of the Company’s subsidiaries; the initiation of bankruptcy or insolvency proceedings of certain of our subsidiaries; defaults on other indebtedness; failure to remain subject to and compliant with the Exchange Act; failure to maintain intellectual property and other necessary assets; the restatement of any financial statements; disclosure or attempted disclosure of material non-public information to the May 2024 FF Note holder; unavailability of Rule 144 under the Securities Act (“Rule 144”) for resales of the Company’s securities on or after six months from the issuance date of the May 2024 FF Note; and the delisting or suspension of listing of the Company’s common stock by the NYSE American. The occurrence of an FF Notes Event of Default will result in a number of additional obligations to the May 2024 FF Note holder, including acceleration and multiplication by 125% of the May 2024 FF Note balance; default interest at the rate of the lesser of (i) 15% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid; and the increase of the principal balance of the May 2024 FF Note by $3,000 each calendar month until the May 2024 FF Note is repaid in its entirety.

If, at any time prior to the full repayment or full conversion of all amounts owed under the May 2024 FF Note, the Company receives cash proceeds from any source or series of related or unrelated sources on or after the date of the May 2024 FF Note, including but not limited to, from payments from customers, the issuance of equity or debt, the incurrence of Indebtedness (as defined in the June 2024 FF Note and the May 2024 FF Note), a merchant cash advance, sale of receivables or similar transaction, the exercise of outstanding warrants of the Company, the issuance of securities pursuant to an Equity Line of Credit of the Company or the Company’s offering of securities under Regulation A under the Securities Act, or the Company’s sale of assets (including but not limited to real property), the Company shall, within one business day of the Company’s receipt of such proceeds, inform the holder of the May 2024 FF Note of or publicly disclose such receipt, following which the holder of the May 2024 FF Note shall have the right in its sole discretion to require the Company to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the May 2024 FF Note. The 110% prepayment premium will apply to any repayment of the May 2024 FF Note pursuant to this requirement prior to the occurrence of an FF Notes Event of Default.

The May 2024 FF Note will be a senior secured obligation of the Company, with priority over all existing and future indebtedness of the Company, except that the May 2024 FF Note will be junior in priority to the Second CBAZ Promissory Note and, in accordance with the Amendment to May 2024 FF Transaction Documents, pari passu in priority to the June 2024 FF Note. The Company may not incur any Indebtedness that is senior to or pari passu with the obligations under the May 2024 FF Note. During the period that any obligation under the May 2024 FF Note remains outstanding, the Company may not, without the May 2024 FF Note holder’s prior written consent, declare or pay any dividends or other distributions on shares of capital stock except in the form of shares of common stock or distributions pursuant to a stockholders’ rights plan approved by a majority of the Company’s disinterested directors. The Company also may not repurchase any capital stock or repay any indebtedness other than the May 2024 FF Note and the Second CBAZ Promissory Note while the Company has any obligation under the May 2024 FF Note without FirstFire’s written consent. The Company also may not (a) change the nature of its business; (b) sell, divest, change the structure of any material assets other than in the ordinary course of business; (c) enter into a Variable Rate Transaction; or (d) enter into any merchant cash advance transaction, sale of receivables transaction, or any other similar transaction, without the consent of FirstFire, which may not be unreasonably withheld. The May 2024 FF Note also contains a most favored nations provision with respect to the issuance of any debt securities of the Company.

May 2024 FF Warrants

First May 2024 FF Warrant

The First May 2024 FF Warrant will be exercisable for up to 1,375,000 shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. The holder may exercise the First May 2024 FF Warrant by a “cashless” exercise if the Market Price (as defined below) is less than the exercise price then in effect and there is no effective registration statement for the resale of the shares. The “Market Price” is defined as the highest traded price of the common stock during the 30 trading days before the date of the cashless exercise. The number of shares issuable upon cashless exercise will equal (i) the product of (a) the number of shares of common stock that the holder elects to purchase under the First May 2024 FF Warrant, times (b) the Market Price less the exercise price, divided by (ii) the Market Price.

Under the First May 2024 FF Warrant, the holder of the First May 2024 FF Warrant may at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation, exercise the First May 2024 FF Warrant to purchase shares of common stock at an initial exercise price of $0.30 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock other than for an Excluded Issuance, or for any issuances of securities at a price which varies or may vary with the market price of the common stock, to match the price of such lower-priced or variable-priced securities, or for other dilution events. Simultaneous with any adjustment to the exercise price as a result of an anti-dilution adjustment, the number of shares underlying the First May 2024 FF Warrant will be adjusted proportionately so that after such adjustment the aggregate exercise price payable under the First May 2024 FF Warrant for the adjusted number of shares underlying the First May 2024 FF Warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise). The First May 2024 FF Warrant also contains rights to any rights to purchase securities of the Company distributed pro rata to the stockholders of the Company.

Second May 2024 FF Warrant

The Second May 2024 FF Warrant will be exercisable for up to 250,000 shares of common stock at an initial exercise price of $0.01 per share from the date (the “Second FF Warrants Trigger Date”) of an FF Notes Event of Default until the fifth anniversary of the Second FF Warrants Trigger Date, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation. The Second May 2024 FF Warrant will automatically be canceled if the May 2024 FF Note is fully repaid in cash prior to any FF Notes Event of Default. The Second May 2024 FF Warrant otherwise has the same terms and conditions as the First May 2024 FF Warrant.

The foregoing summary of the terms and conditions of the May 2024 FF Note, the First May 2024 FF Warrant, the Second May 2024 FF Warrant, the May 2024 FF Purchase Agreement, the May 2024 FF Security Agreement, the May 2024 FF Registration Rights Agreement, and the Amendment to May 2024 FF Note and May 2024 FF Warrants does not purport to be complete and is qualified in its entirety by reference to the full text of the May 2024 FF Note, the First May 2024 FF Warrant, the Second May 2024 FF Warrant, the May 2024 FF Purchase Agreement, the May 2024 FF Security Agreement, the May 2024 FF Registration Rights Agreement, and the Amendment to May 2024 FF Note and May 2024 FF Warrants, copies or forms of which are filed as Exhibit 4.4, Exhibit 4.5, Exhibit 4.6, Exhibit 10.16, Exhibit 10.17, Exhibit 10.18, and Exhibit 10.19 to this Quarterly Report on Form 10-Q, respectively.

June 2024 Amendment to May 2024 Transaction Documents with FirstFire

On June 18, 2024, the Company entered into the Amendment to May 2024 FF Transaction Documents. The Amendment to May 2024 FF Transaction Documents contained agreements relating to the May 2024 FF Purchase Agreement and the May 2024 FF Note and an amendment to the original May 2024 FF Purchase Agreement.

The Amendment to May 2024 FF Transaction Documents provided that neither the Company’s execution of the June 2024 FF Purchase Agreement and the related transaction documents, nor the Company’s issuance of securities to FirstFire pursuant to the June 2024 FF Purchase Agreement and the related transaction documents, will cause a breach of any provision of the May 2024 FF Purchase Agreement or an FF Notes Event of Default. The Amendment to May 2024 FF Transaction Documents further provided that the issuance of the June 2024 FF Note was permitted, and that the June 2024 FF Note will be pari passu in priority to the May 2024 FF Note, notwithstanding anything to the contrary in the May 2024 FF Purchase Agreement or the May 2024 FF Note. In addition, the original May 2024 FF Purchase Agreement was amended to delete a provision that, upon meeting certain terms and conditions, at the Company’s option, FirstFire would be required to fund the purchase price of at least an additional $175,000 under the same terms and conditions as the May 2024 FF Purchase Agreement and related transaction documents.

The foregoing summary of the terms and conditions of the Amendment to May 2024 FF Transaction Documents does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment to May 2024 FF Transaction Documents, a copy of which is filed as Exhibit 10.20 to this Quarterly Report on Form 10-Q.

Placement Agent Compensation Relating to May 2024 Private Placement

Under the Boustead Engagement Letter and the Underwriting Agreement, under which Boustead acted as the placement agent in connection with the initial transaction contemplated by the May 2024 FF Purchase Agreement, the Company paid to Boustead a cash fee of $26,250, equal to 7% of the purchase price of the May 2024 FF Note, and a non-accountable expense allowance of $3,750, equal to 1% of the purchase price of the May 2024 FF Note. The Company also issued Boustead 13,125 shares of common stock, equal to 7% of the May 2024 FF Commitment Shares. In addition, the Company issued a placement agent warrant to purchase up to 7% of the shares issuable upon exercise of the First May 2024 FF Warrant, or 96,250 shares, with an exercise price of $0.30 per share (the “FF Placement Agent Warrant”). The number of shares that may be issued upon exercise of the FF Placement Agent Warrant is limited by the FF Exchange Limitation until the Company obtains the FF Stockholder Approval. The FF Placement Agent Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

Under the Boustead Engagement Letter, the Company also issued to Boustead a placement agent warrant to purchase up to a number of shares equal to 7% of the shares of common stock issuable upon exercise of the Second May 2024 FF Warrant, or 17,500 shares, at an exercise price of $0.01 per share (the “Second May 2024 Placement Agent Warrant”), exercisable for five years from the Second FF Warrants Trigger Date.

On June 18, 2024, the Company entered into a Warrant Cancellation Agreement, dated as of June 18, 2024, between the Company and Boustead (the “Warrant Cancellation Agreement”), which provided that the Second May 2024 Placement Agent Warrant was cancelled and of no further effect, and that no other compensation will be issued to Boustead by the Company in lieu of the Second May 2024 Placement Agent Warrant. No portion of the Second May 2024 Placement Agent Warrant had been exercised prior to its cancellation.

General

The foregoing summary of the terms and conditions of the FF Placement Agent Warrant and the Warrant Cancellation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the FF Placement Agent Warrant and the Warrant Cancellation Agreement, forms or copies of which are filed as Exhibit 4.7 and Exhibit 10.21 to this Quarterly Report on Form 10-Q, respectively.

June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants

On June 18, 2024, the Company entered into the Securities Purchase Agreement, dated as of June 18, 2024 (the “June 2024 FF Purchase Agreement”), between the Company and FirstFire, pursuant to which, as a private placement transaction, the Company was required to issue FirstFire a senior secured promissory note on June 18, 2024, in the principal amount of $198,611 (the “June 2024 FF Note” and together with the May 2024 FF Note, the “FF Notes”); 90,277 shares of common stock (the “June 2024 FF Commitment Shares”), as partial consideration for the purchase of the June 2024 FF Note; a warrant at an initial exercise price of $0.30 per share (the “First June 2024 FF Warrant”) for the purchase of up to 662,036 shares of common stock at an initial exercise price of $0.30 per share, as partial consideration for the purchase of the June 2024 FF Note; and a warrant (the “Second June 2024 FF Warrant” and together with the First June 2024 FF Warrant, the “June 2024 FF Warrants” and the June 2024 FF Warrants together with the May 2024 FF Warrants, the “FF Warrants”) for the purchase of up to 120,370 shares of common stock at an initial exercise price of $0.01 per share exercisable from the Second FF Warrants Trigger Date, that we issued to FirstFire as partial consideration for the purchase of the June 2024 FF Note.

The Company also entered into a Security Agreement, dated as of June 18, 2024, between the Company and FirstFire (the “June 2024 FF Security Agreement”), under which the Company agreed to grant FirstFire a security interest to secure the Company’s obligations under the June 2024 FF Note in all assets of the Company except for the CBAZ Collateral, until the full repayment of the Second CBAZ Promissory Note, pursuant to the Second CBAZ Loan Agreement.

The closing of the transaction contemplated by the June 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $175,000, was subject to certain conditions. On June 18, 2024, such conditions were met. As a result, the June 2024 FF Commitment Shares, the June 2024 FF Note and the June 2024 FF Warrants were issued as of June 18, 2024, and FirstFire paid $175,000, of which the Company received $154,500 in net proceeds after deductions of the placement agent’s fee of $12,250 and non-accountable expense allowance of $1,750, and FirstFire counsel’s fees of $6,500.

June 2024 FF Purchase Agreement

Under the June 2024 FF Purchase Agreement, until the June 2024 FF Note has been fully converted or repaid, the June 2024 FF Note holder will have participation rights and rights of first refusal on any offers of the Company’s securities other than offerings previously disclosed in the Company’s reports filed with the SEC or any Excluded Issuance, and most favored nation rights on any offers of the Company’s securities other than for an Excluded Issuance. The Company will also be prohibited from effecting or entering into an agreement involving a Variable Rate Transaction other than pursuant to an “at-the-market” agreement with a registered broker-dealer, whereby such registered broker-dealer is acting as principal in the purchase of common stock from the Company or an Equity Line of Credit, without the consent of FirstFire, which may not be unreasonably withheld. In addition, the Company may not issue or agree, propose, or offer to issue any shares of common stock or securities with underlying common stock prior to the 30th calendar day after the date of the June 2024 FF Purchase Agreement other than an Excluded Issuance.

The June 2024 FF Purchase Agreement (as well as the June 2024 FF Note and the June 2024 FF Warrants) provides that the maximum amount of shares of common stock issuable under the June 2024 FF Note and the June 2024 FF Warrants is limited to the FF Exchange Limitation until the Company obtains the FF Stockholder Approval. The Company is required to hold a meeting of stockholders on or before the date that is six months after the date of the June 2024 FF Purchase Agreement, for the purpose of obtaining the FF Stockholder Approval, with the recommendation of the Company’s board of directors that such proposal be approved; the Company must solicit proxies from the Company’s stockholders in connection with the proposal in the same manner as all other management proposals in such proxy statement; and all management-appointed proxyholders must vote their proxies in favor of such proposal. In addition, all members of the Company’s board of directors and all of the Company’s executive officers must vote in favor of such proposal, for purposes of obtaining the FF Stockholder Approval, with respect to all of the Company’s securities then held by such persons, and the Company must generally use the Company’s commercially reasonable efforts to obtain the FF Stockholder Approval. If the Company does not obtain the FF Stockholder Approval at the first meeting at which the proposal is voted upon, the Company must call a stockholder meeting as often as possible thereafter to seek the FF Stockholder Approval until the FF Stockholder Approval is obtained.

June 2024 FF Registration Rights Agreement

As required by the June 2024 FF Purchase Agreement, the Company entered into a Registration Rights Agreement, dated as of June 18, 2024, between the Company and FirstFire (the “June 2024 FF Registration Rights Agreement”), pursuant to which the Company agreed to register the resale of the June 2024 FF Commitment Shares and the shares of common stock underlying the June 2024 FF Note and the June 2024 FF Warrants under the Securities Act pursuant to a registration statement. The Company agreed to file the registration statement with the SEC within 90 calendar days from the date of the June 2024 FF Purchase Agreement and to have the registration statement declared effective by the SEC within 120 days from the date of the June 2024 FF Purchase Agreement. The Company also granted FirstFire certain piggyback registration rights pursuant to the June 2024 FF Purchase Agreement. A registration statement was filed with the SEC on July 5, 2024 in order to comply with these requirements. Pursuant to the June 2024 FF Registration Rights Agreement, if the total number of shares issuable upon conversion of the June 2024 FF Note or upon exercise of the June 2024 FF Warrants becomes greater than the number that may be offered for resale by means of the prospectus that forms a part of such registration statement, then the Company will be required to register the additional shares of common stock for resale by means of one or more separate prospectuses.

June 2024 FF Note

The principal amount of the June 2024 FF Note is based on an original issue discount of 10% and will bear interest at the rate of 10% per annum on a 365-day basis. The interest will be guaranteed, which requires that all interest that would accrue through the latest date of maturity (equal to approximately $19,861) be paid. The June 2024 FF Note will mature on the earlier of the 12-month anniversary date of the issuance date, or June 18, 2025, and the date of the consummation of a sale, conveyance or disposition of all or substantially all of the assets of the Company, or the consolidation, merger or other business combination of the Company with or into any other entity when the Company is not the survivor.

Under the June 2024 FF Note, the Company is required to make eight monthly amortization payments of approximately $27,309 each, commencing October 18, 2024, and pay the entire remaining outstanding balance on June 18, 2025. The Company may prepay the June 2024 FF Note any time prior to an FF Notes Event of Default on 15 trading days’ prior written notice for an amount equal to 110% of the principal amount then outstanding and 110% of the accrued and unpaid interest outstanding.

Under the June 2024 FF Note, the holder of the June 2024 FF Note may at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation, convert the outstanding principal amount and accrued interest under the June 2024 FF Note into shares of common stock at the initial FF Notes Fixed Conversion Price. If the Company fails to make an amortization payment when due under the June 2024 FF Note, the balance remaining under the June 2024 FF Note will become convertible, and the conversion price will become the lower of the then-applicable FF Notes Fixed Conversion Price and 80% of the lowest closing price of the common stock during the ten trading days prior to the date of a conversion of the June 2024 FF Note. If an FF Notes Event of Default occurs under the June 2024 FF Note, then the balance remaining under the June 2024 FF Note will become convertible at the lower of the FF Notes Fixed Conversion Price, the closing price of the common stock on the date of the FF Notes Event of Default (or the next trading day if such date is not on a trading day), and $0.195 per share.

An FF Notes Event of Default will occur upon the occurrence of any of the following: The failure to pay obligations when due; failure to issue shares upon conversions as required; a material breach of representations and warranties or covenants; the entry of material judgments against certain of the Company’s subsidiaries; the initiation of bankruptcy or insolvency proceedings of certain of the Company’s subsidiaries; defaults on other indebtedness; failure to remain subject to and compliant with the Exchange Act; failure to maintain intellectual property and other necessary assets; the restatement of any financial statements; disclosure or attempted disclosure of material non-public information to the June 2024 FF Note holder; unavailability of Rule 144 for resales of the Company’s securities on or after six months from the issuance date of the June 2024 FF Note; and the delisting or suspension of listing of the Company’s common stock by the NYSE American. The occurrence of an FF Notes Event of Default will result in a number of additional obligations to the June 2024 FF Note holder, including acceleration and multiplication by 125% of the June 2024 FF Note balance; default interest at the rate of the lesser of (i) 15% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid; and the increase of the principal balance of the June 2024 FF Note by $3,000 each calendar month until the June 2024 FF Note is repaid in its entirety.

If at any time prior to the full repayment or full conversion of all amounts owed under the June 2024 FF Note the Company receives cash proceeds from any source or series of related or unrelated sources on or after the date of the June 2024 FF Note, including but not limited to, payments from customers, the issuance of equity or debt, the incurrence of Indebtedness, a merchant cash advance, sale of receivables or similar transaction, the exercise of outstanding warrants of the Company, the issuance of securities pursuant to an Equity Line of Credit of the Company or the Company’s offering of securities under Regulation A under the Securities Act, or the Company’s sale of assets (including but not limited to real property), the Company shall, within one business day of the Company’s receipt of such proceeds, inform the holder of the June 2024 FF Note of or publicly disclose such receipt, following which the holder of the June 2024 FF Note shall have the right in its sole discretion to require the Company to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the June 2024 FF Note, not including any such proceeds used to repay the May 2024 FF Note. The 110% prepayment premium will apply to any repayment of the June 2024 FF Note pursuant to this requirement prior to the occurrence of an FF Notes Event of Default.

The June 2024 FF Note will be a senior secured obligation of the Company, with priority over all existing and future indebtedness of the Company, except that the June 2024 FF Note provides that it will be pari passu in priority to the May 2024 FF Note, and junior in priority to the Second CBAZ Promissory Note. The Company may not incur any Indebtedness that is senior to or pari passu with the obligations under the June 2024 FF Note. During the period that any obligation under the June 2024 FF Note remains outstanding, the Company may not, without the June 2024 FF Note holder’s prior written consent, declare or pay any dividends or other distributions on shares of capital stock except in the form of shares of common stock or distributions pursuant to a stockholders’ rights plan approved by a majority of the Company’s disinterested directors. The Company also may not repurchase any capital stock or repay any indebtedness other than the May 2024 FF Note and the Second CBAZ Promissory Note while the Company has any obligation under the June 2024 FF Note without FirstFire’s written consent. The Company also may not (a) change the nature of its business; (b) sell, divest, change the structure of any material assets other than in the ordinary course of business; (c) enter into a Variable Rate Transaction; or (d) enter into any merchant cash advance transaction, sale of receivables transaction, or any other similar transaction, without the consent of FirstFire, which may not be unreasonably withheld. The June 2024 FF Note also contains a most favored nations provision with respect to the issuance of any debt securities of the Company.

June 2024 FF Warrants

First June 2024 FF Warrant

The First June 2024 FF Warrant will be exercisable for up to 662,036 shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. The holder may exercise the First June 2024 FF Warrant by a “cashless” exercise if the Market Price is less than the exercise price then in effect and there is no effective registration statement for the resale of the shares. The number of shares issuable upon cashless exercise will equal (i) the product of (a) the number of shares of common stock that the holder elects to purchase under the First June 2024 FF Warrant, times (b) the Market Price less the exercise price, divided by (ii) the Market Price.

Under the First June 2024 FF Warrant, the holder of the First June 2024 FF Warrant may at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation, exercise the First June 2024 FF Warrant to purchase shares of common stock at an initial exercise price of $0.30 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock other than for an Excluded Issuance, or for any issuances of securities at a price which varies or may vary with the market price of the common stock, to match the price of such lower-priced or variable-priced securities, or for other dilution events. Simultaneous with any adjustment to the exercise price as a result of an anti-dilution adjustment, the number of shares underlying the First June 2024 FF Warrant will be adjusted proportionately so that after such adjustment the aggregate exercise price payable under the First June 2024 FF Warrant for the adjusted number of shares underlying the First June 2024 FF Warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise). The First June 2024 FF Warrant also contains rights to any rights to purchase securities of the Company distributed pro rata to the stockholders of the Company.

Second June 2024 FF Warrant

The Second June 2024 FF Warrant will be exercisable for up to 120,370 shares of common stock at an initial exercise price of $0.01 per share from the Second FF Warrants Trigger Date until the fifth anniversary of the Second FF Warrants Trigger Date, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation. The Second June 2024 FF Warrant will automatically be cancelled if the June 2024 FF Note is fully repaid in cash prior to any FF Notes Event of Default. The Second June 2024 FF Warrant otherwise has the same terms and conditions as the First June 2024 FF Warrant.

General

The foregoing summary of the terms and conditions of the June 2024 FF Note, the First June 2024 FF Warrant, the Second June 2024 FF Warrant, the June 2024 FF Purchase Agreement, the June 2024 FF Security Agreement, and the June 2024 FF Registration Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the June 2024 FF Note, the First June 2024 FF Warrant, the Second June 2024 FF Warrant, the June 2024 FF Purchase Agreement, the June 2024 FF Security Agreement, and the June 2024 FF Registration Rights Agreement, copies or forms of which are filed as Exhibit 4.8, Exhibit 4.9, Exhibit 4.10, Exhibit 10.22, Exhibit 10.23, and Exhibit 10.24 to this Quarterly Report on Form 10-Q, respectively.

Placement Agent Compensation Relating to June 2024 Private Placement

Under the Boustead Engagement Letter and the Underwriting Agreement, Boustead acted as placement agent in the transaction described above. Pursuant to the Boustead Engagement Letter, the Company paid Boustead a commission of $12,250, equal to 7% of the gross proceeds from this transaction, and a non-accountable expense allowance of $1,750, equal to 1% of the gross proceeds from this transaction. Boustead waived any rights to compensation from the issuance of warrants to purchase common stock of the Company under the Boustead Engagement Letter with respect to this transaction, and deferred any rights to compensation from the issuance of shares of common stock under the Boustead Engagement Letter with respect to this transaction.

April 2024 Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson, advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

The April 2024 Note is filed as Exhibit 4.11 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Revolving Lines of Credit with Commerce Bank of Arizona

Under a Business Loan Agreement, dated October 6, 2023, between the Company and Commerce Bank of Arizona (“CBAZ”) (the “First CBAZ Loan Agreement”), the Company and CBAZ entered into a $350,000 secured revolving line of credit (the “First CBAZ LOC”). In connection with the First CBAZ LOC, CBAZ issued a promissory note to the Company, dated October 6, 2023 (the “First CBAZ Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First CBAZ Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First CBAZ Promissory Note. The First CBAZ LOC was required to be guaranteed by Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel Nelson, Jodi B. Nelson, and the Nelson Trust. The First CBAZ LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

Under a Business Loan Agreement, dated December 11, 2023, between the Company and CBAZ (the “Second CBAZ Loan Agreement”), the Company and CBAZ entered into a $2,000,000 secured revolving line of credit (the “Second CBAZ LOC”). In connection with the Second CBAZ LOC, CBAZ issued a promissory note to the Company, dated December 11, 2023 (the “Second CBAZ Promissory Note”), with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and CBAZ immediately disbursed $334,625 of the funds in connection with the Second CBAZ LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First CBAZ LOC. The principal balance under the Second CBAZ Promissory Note bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. There is no penalty for prepayment of the Second CBAZ Promissory Note. The Second CBAZ LOC was required to be secured by a 12-month certificate of deposit account held with CBAZ with a minimum balance of $2,100,000 (the “CD Collateral”) under the Assignment of Deposit Account, dated December 11, 2023, between the Company and CBAZ (the “Assignment of Deposit Account”).

In connection with the Second CBAZ LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property; (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events will constitute a default under the Second CBAZ LOC: (i) the Company fails to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or CBAZ believes the prospect of payment or performance under any loans under the Second CBAZ LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due will be charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second CBAZ Promissory Note will increase to 13.21%; all indebtedness under the Second CBAZ Promissory Note will become due at the option of CBAZ, except that if an event of default occurs due to an insolvency or certain similar events, the indebtedness will become due immediately automatically; all of CBAZ’s obligations under the Second CBAZ Loan Agreement will terminate; and CBAZ may take any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second CBAZ LOC was also subject to certain other terms and conditions. The outstanding balance under the Second CBAZ LOC was $2,000,000 and $1,540,125 as of June 30, 2024 and December 31, 2023, respectively.

The First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account are filed as Exhibit 10.36, Exhibit 10.37, Exhibit 10.38, Exhibit 10.39, and Exhibit 10.40 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

See “—Recent Developments – Payoff of Second CBAZ Promissory Note” for related recent developments.

Nonconvertible 8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due. As of June 30, 2024 and December 31, 2023, $101,468 and $113,304 of accrued interest under these promissory notes remained due. See Exhibit 4.1 to the 2023 Annual Report for a further description of the 8% unsecured promissory notes and related warrants.

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

The Office Lease and the Amendment to Office Lease are filed as Exhibit 10.12 and Exhibit 10.22 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

The Company also leased office space under a lease agreement that expired on May 31, 2023. Monthly rent was $12,075 and included annual escalations. In December 2021, the Company entered into an agreement to sublease its office space. The sublease ended on May 31, 2023 and included fixed rent of $9,894 per month.

Termination of Common Stock Purchase Agreement and Waiver of Prohibition Against Certain Transactions

Under a Common Stock Purchase Agreement, dated as of January 5, 2024 (the “Tumim Purchase Agreement”), and a Registration Rights Agreement, dated as of January 5, 2024 (the “Tumim Registration Rights Agreement”), each between the Company and Tumim Stone Capital LLC (“Tumim”), Tumim had committed to purchase, upon the terms and conditions specified in the Tumim Purchase Agreement and the Tumim Registration Rights Agreement, up to $25 million of the Company’s common stock.

On May 16, 2024, the Company and Tumim agreed by mutual written consent and pursuant to its terms to terminate the Tumim Purchase Agreement, effective immediately.

In connection with this termination, Tumim also waived the prohibition under the Tumim Purchase Agreement on the Company entering into a transaction defined as a “Variable Rate Transaction” under the Tumim Purchase Agreement, which otherwise would have survived termination of the Tumim Purchase Agreement for a six-month period.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

See Note 1 – Principal Business Activity and Significant Accounting Policies in the financial statements included elsewhere in this report for a description of our other significant accounting policies. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of June 30, 2024 and December 31, 2023, the 2020 through 2022 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized.  The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the three and six months ended June 30, 2024 and 2023. Capitalized costs associated with the platform during the three and six months ended June 30, 2024 and 2023 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project.  The following other costs during the three and six months ended June 30, 2024 and 2023 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three and six months ended June 30, 2024 and 2023, the Company wrote off net capitalized software development costs of $0.

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

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement. There were $43,182 of open receivables at June 30, 2024 and $58,775 at December 31, 2023.

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

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC Topic 718”), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, consultants, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC Topic 718. ASC Topic 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services. The Company measures and recognizes compensation expense for the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award.

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

Fair Value of Common Stock. With respect to equity grants made before the listing of our common stock on the NYSE American on November 14, 2023, given the absence of an active market for our common stock, the estimated fair value of restricted stock grants and common stock underlying grants of stock options was determined using a modified probability-weighted expected return methodology (“PWERM”). For valuations after our listing on November 14, 2023, the fair value of restricted stock grants and common stock underlying grants of stock options is calculated utilizing the daily closing price as reported by the NYSE American.

If in the future the Company determines that another method is more reasonable, or if another method for calculating these input assumptions is prescribed by authoritative guidance, and, therefore, should be used to estimate volatility or expected life, the fair value calculated for our stock options could change significantly. Higher volatility and longer expected lives result in an increase to stock-based compensation expense determined at the date of grant. Stock-based compensation expenses affect our general and administrative expenses.

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the six months ended June 30, 2024 and 2023:

	Six Months Ended	Six Months Ended
	June 30, 2024	June 30, 2023
Risk-free interest rate	-	3.52%
Expected term (in years)	-	5.42
Expected volatility	-	50%
Expected dividend yield	$-	$-

The following table summarizes, by grant date, the number of stock options granted during the six months ended June 30, 2023, and the associated per share exercise price and estimated fair value:

	Common shares underlying options granted	Exercise price per share	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date	Intrinsic value per underlying common share
March 14, 2023	53,800	3.10	3.10	1.72	0.00
April 5, 2023	100,000	2.50	2.50	1.275	0.00
April 11, 2023	3,000	2.50	2.50	1.84	0.00
April 19, 2023	16,000	2.50	2.50	1.02	0.00
May 3, 2023	100,000	2.50	2.50	1.02	0.00
May 9, 2023	24,000	2.50	2.50	1.02	0.00

The following table summarizes by grant date the number of restricted stock awards granted during the six months ended June 30, 2023:

	RSAs	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date
March 14, 2023	90,000	$3.10	$1.72

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

Independent Third-Party Valuation

A third-party independent valuation firm’s valuation report concluded that as of August 31, 2022, which the Company considered representative of the fair value of the underlying common stock of the options granted on September 9, 2022 and September 28, 2022 and modified on October 18, 2022 as described above, the fair value of the Company’s common stock was $1.74 per share. The valuation report as of August 31, 2022 applied a PWERM analysis that reflected a 45% probability that the Company would complete an initial public offering, and a 55% probability that the Company would continue to operate privately. The Company performed a retrospective analysis based on the valuation on the financial statements previously issued and determined that any difference to stock compensation expense previously booked is not material to the financial statements as a whole for the year ended December 31, 2022 and the three-month period ended March 31, 2023. A valuation analysis as of March 31, 2023, which the Company considered representative of the fair value of the underlying common stock of the options granted on March 14, 2023, April 5, 2023, April 11, 2023, April 19, 2023, May 3, 2023 and May 9, 2023, concluded that the fair value of the Company’s common stock was $2.22 per share. The valuation report as of March 31, 2023 applied a PWERM analysis that reflected a 70% probability that the Company would complete an initial public offering and a 30% probability that the Company would continue to operate privately.

After taking into consideration each PWERM analysis, the Company calculated the grant date fair value for financial reporting purposes of grants of options and restricted stock prior to the date of the listing of the Company’s common stock on the NYSE American on November 14, 2023 based on additional factors not taken into account by the valuation reports, including the Company’s ability to continue as a going concern.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Midwestern Settlement Agreement” is incorporated by reference herein. Other than as disclosed above, during the three months ended June 30, 2024, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K, except as disclosed below.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended June 30, 2024 but was not reported, other than as disclosed below.

The information in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants – Placement Agent Compensation Relating to June 2024 Private Placement” is incorporated by reference herein.

There have been no material changes to the procedures by which security holders may recommend nominees to the Board where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
4.1	Pre-Funded Common Stock Purchase Warrant issued on July 23, 2024 by Signing Day Sports, Inc. to Clayton Adams (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 24, 2024)
4.2	Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of July 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 26, 2024)
4.3	Pre-Funded Common Stock Purchase Warrant issued on July 15, 2024 by Signing Day Sports, Inc. to Bevilacqua PLLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 18, 2024)
4.4	Form of Senior Secured Promissory Note issued on May 16, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 17, 2024)
4.5	Form of Common Stock Purchase Warrant issued on May 16, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2024)
4.6	Form of Common Stock Purchase Warrant issued on May 16, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 17, 2024)
4.7	Form of Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of May 20, 2024 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K/A filed on May 21, 2024)
4.8	Senior Secured Promissory Note issued on June 18, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 20, 2024)
4.9	Common Stock Purchase Warrant issued on June 18, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 20, 2024)
4.10	Common Stock Purchase Warrant issued on June 18, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 20, 2024)
4.11	Promissory Note issued to Daniel Nelson, dated as of April 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2024)
10.1	Redemption Agreement, dated as of August 12, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2024)
10.2	Consulting Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2024)
10.3	Amendment No. 1 to Consulting Agreement, dated as of July 25, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2024)
10.4	Non-Plan Restricted Stock Award Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Birddog Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2024)
10.5	Subscription Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 24, 2024)
10.6	Letter Agreement, dated as of July 15, 2024, between Bevilacqua PLLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2024)
10.7	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Signing Day Sports, Inc. and Daniel Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2024)
10.8*	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Jeffry Hecklinski
10.9*	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Craig Smith

10.10	Amendment No. 1 to Settlement Agreement and Release, dated as of April 11, 2024, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2024)
10.11†	Consulting Agreement, dated as of June 14, 2024, between Signing Day Sports, Inc. and Damon Rich (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2024)
10.12†	Executive Employment Agreement, dated as of April 9, 2024, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 11, 2024)
10.13†	Executive Employment Agreement, dated as of April 23, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2024)
10.14	Employee Confidential Information and Inventions Assignment Agreement, dated as of April 23, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2024)
10.15	Confidential Information and Inventions Assignment Agreement, executed June 14, 2024, between Signing Day Sports, Inc. and Damon Rich (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2024)
10.16	Securities Purchase Agreement, dated as of May 16, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2024)
10.17	Security Agreement, dated as of May 16, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 17, 2024)
10.18	Registration Rights Agreement, dated as of May 16, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 17, 2024)
10.19	Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed on May 21, 2024)
10.20	Amendment to the Transaction Documents, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 20, 2024)
10.21	Warrant Cancellation Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 20, 2024)
10.22	Securities Purchase Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2024)
10.23	Security Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 20, 2024)
10.24	Registration Rights Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 20, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 19, 2024	SIGNING DAY SPORTS, INC.

/s/ Daniel Nelson
	Name:	Daniel Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)