Form 10-Q
period 2024-09-30
Signing Day Sports, Inc.
filed 2024-11-14
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were a total of 27,680,343 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.

Balance Sheets

	September 30,
	2024	December 31,
	(Unaudited)	2023

ASSETS

Current assets
Cash and cash equivalents	$1,408	$1,123,529
Short term investments	-	2,109,011
Accounts receivable	23,668	58,775
Prepaid expense	113,520	125,841
Other current assets	106,389	68,500

Total current assets	244,985	3,485,656

Property and equipment, net	19,231	5,078
Internally developed software, net	712,442	895,534
Operating lease right of use asset, net	150,008	208,443
Intangible assets, net	10,725	20,900
Deferred tax asset	-	65,000
Other assets	24,000	24,000

Total assets	$1,161,391	$4,704,611

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,011,127	$804,534
Accrued liabilities	219,974	379,948
Deferred revenue	4,576	4,282
Current operating lease right of use liability	87,994	83,736
Loans payable	281,030	3,530
Line of credit	-	1,540,125

Total current liabilities	2,604,701	2,816,155

Non-current liabilities
Noncurrent operating lease liability	77,761	144,325

Total liabilities	$2,682,462	$2,960,480

Stockholders’ equity (deficit)
Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 21,752,526 and 13,248,552 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively.	2,175	1,326
Preferred Stock: 15,000,000 authorized shares, 0 shares issued and outstanding as of September 30, 2024December 31, 2023, respectively.
Additional paid-in capital	20,848,483	18,701,752
Subscription receivable	(11)	(11)
Accumulated deficit	(22,371,717)	(16,958,936)

Total stockholders’ equity (deficit)	(1,521,069)	1,744,131

Total liabilities and stockholders’ equity (deficit)	1,161,391	4,704,611

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Operations

(Unaudited)

	For the Nine Months Ended		Three Months Ended	Three Months Ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2024	2023	2024	2023
Revenues, net	$494,952	$226,042	$55,363	$55,212
Cost of revenues	161,454	36,273	30,259	10,238

Gross profit (loss)	333,498	189,769	25,104	44,974

Operating cost and expenses
Advertising and marketing	92,290	312,295	(1,319)	75,565
General and administrative	4,774,689	1,838,026	1,463,768	567,522

Total operating expenses	4,866,979	2,150,321	1,462,449	643,087

Net loss from operations	(4,533,481)	(1,960,552)	(1,437,345)	(598,113)

Other income (expense)
Interest expense	(199,982)	(764,719)	(120,753)	(309,271)
Interest income	13,165	-	(43,955)	-
Deferred tax income, net	32,571	-	-	-
Other income (expense), net	(725,054)	49,470	-	(12,241)
Total other income (expense)	(879,300)	(715,249)	(164,708)	(321,512)

Net loss	$(5,412,781)	$(2,675,801)	$(1,602,053)	$(919,625)

Weighted average common shares outstanding - basic	15,535,482	7,614,070	17,557,991	7,614,070
Weighted average common shares outstanding - diluted	16,140,728	7,614,070	18,327,480	7,614,070

Net loss per common share - basic	(0.35)	(0.35)	(0.09)	(0.12)
Net loss per common share - diluted	(0.34)	(0.35)	(0.09)	(0.12)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Stockholders’ Equity (Deficit)
(Una

	Common Stock		Additional Paid-in	Subscription	Accumulated Equity	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Balance at December 31, 2022	8,086,152	$809	$3,377,459	$-	$(11,480,816)	$(8,102,548)

Stock-based compensation expense	-	-	178,333	-	-	178,333

Stock repurchase and retirement	(600,000)	(60)	(799,940)	-	-	(800,000)

Net loss	-	-	-	-	(865,251)	(865,251)

Balance at March 31, 2023	7,486,152	$749	$2,755,852	$-	$(12,346,067)	$(9,589,466)

Stock-based compensation expense	-	-	(145,099)	-	-	(145,099)

Issuance of common stock	105,000	11	-	(11)	-	-

Net loss	-	-	-	-	(890,923)	(890,923)

Balance at June 30, 2023	7,591,152	$760	$2,610,753	$(11)	$(13,236,990)	$(10,625,488)

Net loss	-	-	-	-	(919,625)	(919,625)

Balance at September 30, 2023	7,591,152	760	2,610,753	(11)	(14,156,615)	(11,545,113)

Stock-based compensation expense	-	-	514,689	-	-	514,689

Issuance of common stock pursuant to initial public offering, net of issuance costs of $1,342,913	1,210,700	121	4,656,967	-	-	4,657,088

Issuance of common stock pursuant to convertible notes, net of interest cancelled	4,446,700	445	10,919,343	-	-	10,919,788

Net loss	-	-		-	(2,802,321)	(2,802,321)

Balance at December 31, 2023	13,248,552	$1,326	$18,701,752	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	1,310,185	131	427,761	-	-	427,892

Issuance of commitment fee pursuant to equity line of credit	710,295	71	505,289	-	-	505,360

Issuance of common stock pursuant to equity line of credit	114,496	11	50,615	-	-	50,626

Net loss	-	-	-	-	(2,497,886)	(2,497,886)

Balance at March 31, 2024	15,383,528	$1,539	$19,685,417	$(11)	(19,456,822)	$230,123

Stock-based compensation expense	420,000	42	81,787	-	-	81,829

Stock-based compensation canceled / returned	(77,344)	(8)	8	-	-	-

Issuance of commitment fee on FirstFire Convertible Note	277,777	28	81,083	-	-	81,111

Boustead Issuance on FirstFire Transaction	13,125	1	3,832	-	-	3,833

Net loss	-	-	-	-	(1,312,842)	(1,312,842)

Balance at June 30, 2024	16,017,086	$1,602	$19,852,127	$(11)	(20,769,664)	$(915,946)

Stock-based compensation expense	207,826	21	125,855	-	-	125,876

Stock-based compensation canceled / returned	(26,250)	(3)	3	-	-	-

FirstFire Convertible Note and Interest Converted	2,051,690	205	615,302	-	-	615,507

Bevilacqua PLLC Warrants Exercised	2,500,000	250	24,750	-	-	25,000

Clayton Adams Warrants Exercised	333,333	33	103,300			103,333

Birddog Capital / Clayton Adams Offering	668,841	67	127,147			127,214

Net loss	-	-	-	-	(1,602,053)	(1,602,053)

Balance at September 30, 2024	21,752,526	$2,175	$20,848,484	$(11)	(22,371,717)	$(1,521,069)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023

Cash flows from operating activities
Net loss	$(5,412,781)	$(2,675,801)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	170,526	1,842
Stock-based compensation	635,791	33,283
(Increase) decrease in assets:
Accounts receivable	35,107	15,670
Prepaid and other assets	(25,568)	7,437
Operating lease right of use asset	58,435	(227,567)
Deferred offering costs	-	(431,431)
Deferred tax asset	65,000	-
Increase (decrease) in liabilities:
Accounts payable	1,206,593	1,067,967
Accrued liabilities	(159,974)	527,409
Deferred revenue	294	(39,814)
Deferred rent	-	(9,894)
Lease liabilities	(62,306)	234,183

Net cash used in operating activities	(3,488,883)	(1,496,716)

Cash flows from investing activities
Proceeds from investments	2,109,011	-
Development of internal software	24,376	(1,066,427)
Purchase of intellectual property	-	5,499
Purchase of property and equipment	(15,789)	-

Net cash used in investing activates	2,117,598	(1,060,928)

Cash flows from financing activities
Proceeds from issuance of convertible notes	-	2,572,777
Repayment of revolving line of credit	(1,262,625)	-
Proceeds from loans	-	558,666
Proceeds from issuance of common stock pursuant to initial public offering	1,201,763	(49)
Proceeds from issuance of common stock	310,026	-
Distribution to member	-	(800,000)

Net cash provided by financing activities	249,164	2,331,394

Net increase (decrease) in cash and cash equivalents	(1,122,121)	(226,250)

Cash and cash equivalents, beginning of period	1,123,529	254,409

Cash and cash equivalents, end of period	$1,408	$28,159

Supplemental cash flow information
Cash paid for interest expense	$120,752	$-

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

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $1.602 million for the three months ended September 30, 2024 and $0.920 million for the three months ended September 30, 2023. We incurred a net loss of approximately $5.413 million for the nine months ended September 30, 2024 and $2.676 million for the nine months ended September 30, 2023. We had cash used in operating activities of approximately $3.489 million and $1.497 million for the nine months ended September 30, 2024 and 2023, respectively, and an accumulated deficit of approximately $22.372 million and $16.959 million as of September 30, 2024 and December 31, 2023, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

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

As of September 30, 2024 the Company had $0 in certificates of deposit and December 31, 2023, the Company had approximately $2.1 million in certificates of deposit. The Company classified $2.1 million of its certificates of deposits as short-term investments on its balance sheets as of December 31, 2023.

Receivables and Credit Policy

The Company estimates an allowance for doubtful accounts based upon an evaluation of the status of receivables, historical experience, and other factors as necessary. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. There were $23,668 of open receivables at September 30, 2024 and $58,775 at December 31, 2023. The Company reviews its receivables in accordance with Accounting Standards Update (“ASU”) 2016-13 Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASC 326”), which currently has a minimal impact on the Company. At September 30, 2024 and December 31, 2023, the Company believes the accounts receivable are fully collectable.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2024 and December 31, 2023.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three months ended September 30, 2024 and 2023, the Company did not have an impairment charge.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of December 31, 2023. The company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of September 30, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of September 30, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement. There were $23,668 of open receivables at September 30, 2024 and $58,775 at December 31, 2023.

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of September 30, 2024 and December 31, 2023, unamortized debt issuance costs are $0 and $0, respectively.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to ($1,319) for the three months ended September 30, 2024 due to a refund received and $75,565 for the three months ended September 30, 2023. Such costs amounted to $92,290 for the nine months ended September 30, 2024 and $312,295 for the nine months ended September 30, 2023. Advertising costs are included in advertising and marketing expenses in the statements of operations.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of September 30, 2024 and 2023, 296,000 and 488,800, respectively, stock options were excluded from dilutive loss per share as their effects were anti-dilutive.

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(1,602,053)	$(919,625)

Denominator:
Weighted-average common shares outstanding - basic	17,557,991	7,614,070
Weighted-average common shares outstanding - diluted	18,327,480	7,614,070

Net (loss) income per share - basic	$(0.09)	(0.12)
Net (loss) income per share - diluted	$(0.09)	(0.12)

	Nine Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(5,412,781)	$(2,675,801)

Denominator:
Weighted-average common shares outstanding - basic	15,535,482	7,614,070
Weighted-average common shares outstanding - diluted	16,140,728	7,614,070

Net (loss) income per share - basic	$(0.35)	(0.35)
Net (loss) income per share - diluted	$(0.34)	(0.35)

The following potentially dilutive shares were excluded from the computation of diluted net (loss) income per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,
	2024	2023
Stock options	296,000	488,000

	Nine Months Ended September 30,
	2024	2023
Stock options	296,000	488,000

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the Company’s initial public offering, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the initial public offering in November 2023, all deferred offering costs in the accompanying balance sheets were reclassified from prepaid expenses and other current assets and recorded against the initial public offering proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of September 30, 2024 and December 31, 2023.

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

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it which are listed below:

ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

On November 4, 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," that improves financial reporting by requiring public companies to disclose additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic as required by this ASU.

Reclassification of Prior Period Presentation

Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Three Months Ended Sept. 30,
	2024	2023
Revenue recognized over time	$4,525	$10,317
Revenue recognized at a point in time	50,838	44,895
Total revenue from contracts with customers	$55,363	$55,212

	For the Nine Months Ended Sept. 30,
	2024	2023
Revenue recognized over time	$14,280	$93,487
Revenue recognized at a point in time	480,672	132,555
Total revenue from contracts with customers	$494,952	$226,042

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	September 30,	December 31,
	2024	2023
Contract liabilities (deferred revenue)	$4,576	$4,282

	For the Three Months Ended Sept. 30,
	2024	2023
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$4,282	$10,317

	For the Nine Months Ended Sept. 30,
	2024	2023
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$6,083	$45,846

The Company recognized revenue of $4,282 and $10,317 for the three months ended September 30, 2024 and September 30, 2023 that was included in the deferred revenue balance as of June 30, 2024, and June 30, 2023, respectively. The Company recognized revenue of $6,083 and $45,846 for the nine months ended September 30, 2024 and September 30, 2023 that was included in the deferred revenue balance as of December 31, 2023, and December 31, 2022, respectively. The Company recognized the December 31, 2022 balance fully in the year ended December 31, 2023. The Company expects to recognize the December 31, 2023 balance fully in the year ending December 31, 2024.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	September 30,	December 31,
	2024	2023
Office Furniture	$21,431	$5,642
Less: accumulated depreciation	(2,200)	(564)
Property and equipment, net	$19,231	$5,078

Depreciation expense was $1,072 and $1,636 for the three and nine months ended September 30, 2024, respectively.

Depreciation expense was $802 and $1,842 for the three and nine months ended September 30, 2023, respectively.

Note 4 - Internally Developed Software

Internally developed software consists of the following:

		Accumulated
	Cost Basis	Amortization	Impairment	Net
	September 30, 2024
Internally developed software	$1,039,151	$(326,709)	$-	$712,442

	December 31, 2023
Internally developed software	$1,063,526	$(167,992)	$-	$895,534

Amortization expense for the three and nine months ended September 30, 2024 is $51,957 and $158,716, respectively. Amortization expense for the three and nine months ended September 30, 2023 is $83,440 and $110,646, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

	September 30, 2024
Intellectual property	$22,000	$(12,833)	$9,167
Proprietary technology	18,700	(17,142)	1,558
Total	$40,700	$(29,975)	$10,725

	December 31, 2023
Intellectual property	$22,000	$(7,333)	$14,667
Proprietary technology	18,700	(12,467)	6,233
Total	$40,700	$(19,800)	$20,900

Amortization expense for the three and nine months ended September 30, 2024 is $3,392 and $10,174 respectively. Amortization expense for the three and nine months ended September 30, 2023 is $7,041 and $7,041, respectively.

Estimated amortization for intangible assets with definitive lives for the remaining three months of 2024 and the next year ended December 31, is as follows:

Amount
Years Ended December 31,
2024 (remaining three months)	$10,175
2025	7,333
Total	$17,508

Note 6 - Accrued Liabilities

	September 30,	December 31,
	2024	2023
Accrued Expenses	$73,233	$183,347
Accrued Payroll	-	79,653
Accrued Interest	146,741	116,948
Total Accrued Expenses	$219,974	$379,948

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

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. The outstanding accrued interest balance under these promissory notes was $101,468 as of September 30, 2024.

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

On December 11, 2023, the Company entered into a Revolving Line of Credit with Commerce Bank of Arizona secured with a 12-month certificate of deposit of $2,000,000 at the CD market rate plus 2.00%. The Company paid loan origination and other fees totaling $5,500 and Commerce Bank of Arizona immediately disbursed $334,625 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and will mature on December 11, 2024. The outstanding balance under this revolving line of credit was $0 and $1,540,125 as of September 30, 2024 and December 31, 2023, respectively.

On July 26, 2024, the Company fully repaid the Second CBAZ Promissory Note. The certificate of deposit account underlying the CBAZ Collateral was closed and redeemed with an early withdrawal penalty of $54,746.55 and the CBAZ Assignment of Deposit and the Second CBAZ Loan Agreement are no longer in effect.

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

The outstanding balance at September 30, 2024 is $281,030 plus interest of $45,273 for a total of $326,303.

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

The outstanding balance at September 30, 2024 is $0 including interest.

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

The outstanding balance at September 30, 2024 is $0 including interest.

Note 8 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of September 30, 2024 and December 31, 2023, the unamortized balance was $0, respectively.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. Lease expense for the three and nine months ended September 30, 2024 was $21,155 and $63,465, respectively. Lease expense for the three and nine months ended September 30, 2023 was $21,155 and $141,867 respectively.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of September 30, 2024 and December 31, 2023, there were leases with an expected term greater than 12 months. The weighted average remaining lease term (in years) is 1.83 and the weighted average discount rate is 3.47%.

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2024	2023

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(109,113)	(50,678)
Net operating lease right of use asset	$150,008	208,443
Current operating lease liability	$87,994	$83,736
Noncurrent operating lease liability	77,761	144,325
Total operating lease liability	$165,755	$228,061

Future minimum lease payments under non-cancelable leases as of September 30, 2024 were as follows:

Amount
Years ending December 31,
Remainder of 2024	$22,740
2025	92,784
2026	55,358
Total future minimum lease payments	$170,882
Less: interest	5,127
Total lease liability	$165,755

Note 9 - Income Taxes

There was deferred tax income for the three months ended September 30, 2024 of $0 and no current tax expense or deferred tax income for the three months ended September 30, 2023. Deferred tax income was $65,000 as of December 31, 2023.

Deferred tax assets consist of the following components as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Deferred Tax Asset
Net operating loss carryforwards	$4,710,000	$3,240,000
Internally developed software / Intangibles	750,000	880,000
Furniture and fixtures	(5,000)	(1,000)
Charitable Contribution Carryforward	3,000
R&D Tax Credit Carryforwards	59,000	199,000
AZ Refundable R&D Tax Credit	0	65,000

Net deferred tax assets before valuation allowance	$5,517,000	$4,383,000

Less valuation allowance	(5,517,000)	(4,318,000)

Net deferred tax assets	$0	$65,000

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

As of September 30, 2024 and December 31, 2023, the Company had approximately $18,200,000 and $12,500,000, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of September 30, 2024 and December 31, 2023, the Company has approximately $59,000 and $264,000, respectively, of federal and state research and development credits. The 2023 Arizona research and development credit of $65,000 is refundable, and the remaining federal credit from 2023 will expire in 2043, the 2022 credits expire in 2042, and the 2021 credits expire in 2042.

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

Note 11 - Stockholder’s Deficit

Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, par value $0.0001 per share, as of September 30, 2024 and December 31, 2023, respectively. The Company has 21,752,526 and 13,248,552 shares issued and outstanding as of September 30, 2024 and December 31, 2023.

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.0001 per share, with no shares of preferred stock outstanding as of September 30, 2024 and December 31, 2023. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

Equity Incentive Plan

In August 2022, the board of directors adopted the Company’s 2022 Equity Incentive Plan (as amended, the “Plan”), effective as of August 31, 2022. Awards that may be granted under the Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. The persons eligible to receive awards are the employees, consultants and directors of the Company and its affiliates and such other individuals designated by the Compensation Committee of the board of directors (the “Compensation Committee”) who are reasonably expected to become employees, consultants and directors after the receipt of awards. The purpose of the Plan is to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business. The Plan shall be administered by the Compensation Committee or, in the board’s sole discretion, by the board. Subject to the terms of the Plan and the provisions of Section 409A of the U.S. Internal Revenue Code of 1986, as amended (if applicable), the Compensation Committee’s charter and applicable laws, and in addition to other express powers and authorization conferred by the Plan. The board initially reserved 750,000 shares of common stock issuable upon the grant of awards. On February 27, 2024, the stockholders of the Company and the board approved an amendment to the Plan to increase the number of authorized shares of common stock available for issuance under the Plan from 750,000 shares of common stock to 2,250,000 shares of common stock. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 4,500,000 shares of common stock.

As of September 30, 2024, there were 2,279,583 shares available for grant under the Plan and the Company had 1,924,417 shares of restricted stock outstanding and stock options to purchase 296,000 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

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

The outstanding options at September 30, 2024 consisted of the following:

		Weighted
		Average	Intrinsic
	Options	Exercise Price	Value
Outstanding at June 30, 2024	299,333	$2.71
Granted	-	-
Exercised	-	-
Forfeited or expired
Outstanding at September 30, 2024	299,333	$2.71	$0

Exercisable at September 30, 2024	202,890	$2.63	$0

The following table summarizes restricted stock award activity at September 30, 2024:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Outstanding non-vested, beginning of period	827,371	$0.46
Granted	207,826	0.23
Vested	(397,057)	0.34
Cancelled	(26,250)	0.49
Outstanding non-vested, end of period	611,890	$0.45

The total grant-date fair value of the restricted stock granted during the three and nine months ended September 30, 2024 is $47,800 and $883,316, respectively. The total grant-date fair value of the restricted stock granted during the three and nine months ended September 30, 2023 is $0 and $154,800 respectively. Stock-based compensation expense during the three and nine months ended September 30, 2024 is $125,876 and $635,597, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2023 is $0 and $33,234, respectively. Prior to the start of trading of the Company’s common stock on November 14, 2023 on the NYSE American LLC stock exchange, the grant-date fair value was calculated utilizing a probability-weighted expected return valuation model as of the date the awards are granted. Beginning November 14, 2023, the grant-date fair value is calculated utilizing the daily closing price as reported by NYSE American LLC.

Private Placement

In March 2023 and April 2023, the Company conducted one private placement, and in May 2023 the Company completed a subsequent private placement in which the Company entered into subscription agreements with a number of accredited investors, pursuant to which the Company issued 8% unsecured promissory notes in the aggregate principal amount of $2,350,000, which bear interest at the annual rate of 8%, and accompanying warrants to purchase an aggregate of 940,000 shares of common stock exercisable at $2.50 per share. The warrants may be voluntarily exercised for cash prior to the maturity date of the promissory notes or will be automatically exercised as described below. The amount outstanding under the 8% unsecured promissory notes must be repaid upon the earlier to occur of the consummation of a Liquidity Event or the second anniversary of the initial closing date of the respective private placement (March 17, 2025 as to $1,500,000 principal and May 2, 2025 as to $850,000 principal). If a Liquidity Event occurs before the second anniversary of the initial closing date of the applicable private placement, the warrants will be automatically exercised as to the unexercised portion of the warrants, the outstanding balance under the 8% unsecured promissory notes will be deemed repaid in the amount of the exercise price for the automatic exercise of the unexercised portion of the related warrants, with any remaining balance owed on the promissory notes to be repaid in cash. If a Liquidity Event does not occur before the second anniversary of the initial closing date of the applicable private placement, then both principal and interest outstanding under the notes must be repaid in cash. The Company agreed to register the resale all of the shares of common stock that such warrants may or shall be exercised to purchase with the shares being registered for sale in the registration statement of which this prospectus forms a part. The Company must generally keep the registration statement effective for a period as shall be required to permit the investors to complete the offer and sale of their shares. The Company and the investors also provided customary mutual indemnification relating to any damages arising from such registration.

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

Amendment to Midwestern Settlement Agreement

On April 11, 2024, under an Amendment No. 1 to Settlement Agreement and Release (the “Amendment to Midwestern Release Agreement”), dated as of April 11, 2024, between the Company and Midwestern Interactive, LLC, a Missouri limited liability company (“Midwestern”), the Company and Midwestern agreed to amend the Settlement Agreement and Release, dated as of December 12, 2023, between the Company and Midwestern (the “Midwestern Release Agreement”). Pursuant to the Midwestern Release Agreement, the Company was required to pay Midwestern a total of $600,000 (the “Midwestern Release Amount”), of which $300,000 was to be paid within three business days of December 12, 2023, and the remaining $300,000 (the “Second Tranche”) was to be paid on or before April 12, 2024. The Company paid the first amount of $300,000 timely and in full. Under the Amendment to Midwestern Release Agreement, the Second Tranche must be paid with interest on the outstanding amount at 6% per annum commencing April 13, 2024, according to the following schedule: $200,000 must be paid on or before April 12, 2024; $25,000 with accrued interest must be paid on or before May 31, 2024; $25,000 with accrued interest must be paid on or before September 30, 2024; $25,000 with accrued interest must be paid on or before July 31, 2024; and $25,000 with accrued interest must be paid on or before August 31, 2024.

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

Note 13 - Related Party Transactions

On April 10, 2023, the Company issued Richard Symington, the Company’s former President, Chief Technology Officer, Chief Marketing Officer, and director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 100,000 shares of common stock at an exercise price of $2.50 per share in a private placement. The promissory note bears interest at 8% annually and will mature on the earlier to occur of March 17, 2025 or a Liquidity Event. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 100,000 shares of common stock for $2.50 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the registration statement relating to the Company’s initial public offering. A total of $0 and $11,836 in accrued unpaid interest was due and payable on the promissory note as of September 30, 2024 and December 31, 2023, respectively. Mr. Symington resigned from all positions held with the Company effective February 22, 2024.

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

September 2024 Promissory Note

On September 16, 2024, the Company issued a promissory note to Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, dated September 16, 2024, in the principal amount of $100,000 (the “September 2024 Note”). The September 2024 Note permits Mr. Nelson to make additional advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note will accrue interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 will accrue as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest will become payable on the earlier of December 16, 2024 or upon the Company receiving any funding of $1,000,000 (the “September 2024 Note Maturity Date”). The Company is required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date. The Company may prepay the principal, any advances, and any interest then due without penalty.

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

Note 14 - Subsequent Events

Exercise of First June 2024 FF Warrant

On November 13, 2024, the First June 2024 FF Warrant (as defined in “—Debt – June 2024 Private Placement of Convertible Senior Secured Note and Warrants”) was fully exercised pursuant to the November 2024 Reduced Exercise Price Offer (as defined in “—November 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC”).

November 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On November 12, 2024, the Company delivered a letter (the “November 2024 Reduced Exercise Price Offer”) to FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), containing an offer to voluntarily temporarily reduce the exercise price under the FirstFire Warrants (as defined in “—Debt – May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants – May 2024 FF Warrants – First May 2024 FF Warrant”) from the initial applicable exercise price of $0.30 per share to $0.12 per share (the November 2024 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the November 2024 Reduced Exercise Price Offer. The November 2024 Reduced Exercise Price Offer is subject to certain terms and conditions, including the following: (i) The FirstFire Warrants may only be exercised at the Reduced Exercise Price on or prior to December 13, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the FirstFirst Warrants will occur as a result of the November 2024 Reduced Exercise Price Offer or any exercise of the FirstFire Warrants according to its terms; (iii) the November 2024 Reduced Exercise Price Offer will have no effect on the terms and conditions of the Redemption Agreement, dated as of August 12, 2024, between the Company and FirstFire (the “Redemption Agreement”), such that any exercise of the FirstFire Warrants at the November 2024 Reduced Exercise Price will reduce the Redemption Price (as defined by the Redemption Agreement) for the remaining unexercised portion of the FirstFire Warrants by the same amount as would apply to an exercise of the FirstFire Warrants at the initial exercise price of $0.30 per share; and (iv) the November 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company. In addition, under the terms of the November 2024 Reduced Exercise Price Offer, any attempt to exercise the FirstFire Warrants by cashless exercise at the Reduced Exercise Price will be null and void.

October 2024 Settlement Agreement, Release of Claims, and Covenant Not To Sue

On October 16, 2024, the Company entered into a Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of October 16, 2024 (the “GFS Settlement Agreement”), among the Company, Goat Farm Sports, LLC, a New Jersey limited liability company (“Goat Farm Sports”), Richard McGuinness (“McGuinness”), and Noel Mazzone (“Mazzone”). Prior to the execution of the GFS Settlement Agreement, the Draft Sponsorship Agreement, dated September 9, 2022, between the Company and Goat Farm Sports (the “Sponsorship Agreement”), contained a provision that the Company would provide McGuinness certain shares of the Company’s stock with a value equal to $175,000 for a role to be determined, and that McGuinness would provide Mazzone with certain shares of the Company’s stock with a value equal to $50,000 with rights to purchase additional shares of the Company’s stock with a value equal to $25,000 through certain activities, and that McGuinness and Mazzone contemplated a separate agreement outlining such terms (the “Sponsorship Agreement Shares Obligation”). The GFS Settlement Agreement amended and restated this provision to provide that, subject to the approval of the board of directors of the Company or the Compensation Committee, and the entry into a standard form of consulting agreement between the Company and McGuinness and a standard form of consulting agreement between the Company and Mazzone, a restricted stock award of 200,000 shares (the “McGuinness Restricted Shares”) of common stock, will be granted to McGuinness under the Plan for a consultant role to be determined, and a restricted stock award of 10,000 shares (the “Mazzone Restricted Shares”) of common stock will be granted to Mazzone under the Plan for a consultant role to be determined. The McGuinness Restricted Shares and Mazzone Restricted Shares will be subject to the terms and conditions applicable to restricted stock granted under the Plan, and pursuant to the Company’s standard form of restricted stock award agreement under the Plan. In addition, the GFS Settlement Agreement provided a general release of all claims by each of the parties with respect to the Sponsorship Agreement Shares Obligation or the Sponsorship Agreement. On October 16, 2024, the Company issued the McGuinness Restricted Shares and the Mazzone Restricted Shares.

Equity Grants

On October 16, 2024, the Compensation Committee granted an award of 1,000,000 shares of common stock to Daniel Nelson, the Chief Executive Officer and Chairman and a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 350,000 shares of common stock to Craig Smith, the Chief Operating Officer and Secretary of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 350,000 shares of common stock to Jeffry Hecklinski, the President and a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 125,000 shares of common stock to Damon Rich, the Interim Chief Financial Officer of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 70,000 shares of common stock to Greg Economou, a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 70,000 shares of common stock to Roger Mason Jr., a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 50,000 shares of common stock to Peter Borish, a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

Amendment to Binding Term Sheet

On November 6, 2024, the Company entered into an Amendment to Binding Term Sheet, dated as of November 6, 2024 (the “Amendment to DRCR Term Sheet”), among the Company, Dear Cashmere Group Holding Company, a Nevada corporation (“DRCR”), James Gibbons (“Gibbons”), and Nicolas Link (together with DRCR and Gibbons, the “DRCR Parties”), pursuant to which the Binding Term Sheet, dated as of September 18, 2024, by and among the Company and the DRCR Parties (the “DRCR Term Sheet”) was amended to extend the date by which the parties will use commercially reasonable efforts to effect the Closing (as defined in the Amendment to DRCR Term Sheet) from October 31, 2024 to November 22, 2024, in view of the continuing efforts by the Company and the DRCR Parties to complete required regulatory reviews and approvals.

Issuance of Convertible Promissory Note

On October 7, 2024, the Company issued a Convertible Promissory Note to DRCR, dated October 7, 2024, in the principal amount of $150,000 (the “October 2024 Note”). The principal will accrue interest at an annual rate of 35%. The principal and accrued interest will become payable on the date of written demand any time after the closing of the Company’s next financing transaction (the “Payment Date”). The Company is required to make full payment of the balance of all principal and accrued interest on the Payment Date. The Company may prepay the principal and any interest then due without penalty. If any amount is not paid when due, such overdue amount will accrue default interest at a rate of 37%. The October 2024 Note contains customary representations, warranties, and events of default provisions.

In addition, the October 2024 Note provides that at any time after an event of default, the holder of the October 2024 Note may convert the outstanding principal amount plus accrued and unpaid interest into shares of common stock at a conversion price of $0.30 per share, subject to adjustment for stock splits and similar transactions. The conversion right is subject to prior authorization (“Exchange Authorization”) of the NYSE American LLC (the “NYSE American”). The October 2024 Note will be amended to incorporate any modifications requested by the NYSE American in order to provide the Exchange Authorization.

Amendment to Termination Agreement; Termination of Engagement Letter and Right of First Refusal of Boustead Securities, LLC

On October 15, 2024, the Company entered into a letter agreement, dated as of October 15, 2024 (the “Termination Agreement Amendment”), between the Company and Boustead Securities, LLC, a California limited liability company and a registered broker-dealer (“Boustead”). The Termination Agreement Amendment amends and supplements the Boustead Termination Agreement (as defined in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Termination Agreement with Boustead Securities, LLC”) to provide that notwithstanding anything to the contrary, the aggregate number of shares of common stock issuable to Boustead pursuant to the Boustead Termination Agreement will be limited to no more than 19.99% of the aggregate number of shares issued and outstanding shares of common stock immediately prior to the execution of the Boustead Termination Agreement, or 3,621,725 shares of common stock, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Boustead Termination Agreement under applicable rules of the NYSE American (the “Termination Shares Exchange Cap”), unless the Company’s stockholders have approved the issuance of common stock pursuant to the Boustead Termination Agreement in excess of that amount in accordance with the applicable rules of the NYSE American (the “Exchange Cap Stockholder Approval”).

The Termination Agreement Amendment states that the Company will be required to file a registration statement on Form S-4 that includes a joint proxy statement/prospectus relating to a stockholders meeting of the Company (the “DRCR Transaction Stockholders Meeting”) pursuant to a stock purchase agreement to be entered into in connection with the DRCR Term Sheet. The Termination Agreement Amendment provides that the Company will solicit proxies to vote for the Exchange Cap Stockholder Approval at the DRCR Transaction Stockholders Meeting and to include all necessary information to obtain the Exchange Cap Stockholder Approval in the related proxy statement. If the Company files a proxy statement in connection with any other meeting of stockholders, or an information statement in connection with a written consent of stockholders in lieu of a stockholders meeting, prior to the DRCR Transaction Stockholders Meeting, it will include a proposal to obtain the Exchange Cap Stockholder Approval in such proxy statement and solicit proxies for such Exchange Cap Stockholder Approval, or include disclosure of the Exchange Cap Stockholder Approval in such information statement, in each case in accordance with applicable rules of the SEC to obtain the Exchange Cap Stockholder Approval.

The Termination Agreement Amendment provides that if the Company fails to obtain the Exchange Cap Stockholder Approval by the Extended Meeting Deadline (as defined in the Termination Agreement Amendment), then the Company will promptly, and in any event within 15 days of the Extended Meeting Deadline, make a true up cash payment to Boustead in an amount equal to the product of (i) the number of additional shares of common stock that Boustead would have received pursuant to the Boustead Termination Agreement, but for the Termination Shares Exchange Cap, multiplied by (ii) the value weighted average price of the common stock for the 30-day period ending on the day of the Extended Meeting Deadline.

The execution of the Termination Agreement Amendment was determined to be necessary in order for the Company and Boustead to effectuate the Termination Agreement.

On October 17, 2024, the Company issued the Initial Termination Shares (as defined in “—Contractual Obligations – Termination Agreement with Boustead Securities, LLC”) to Boustead, resulting in the termination of the Boustead Engagement Letter (as defined in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Termination Agreement with Boustead Securities, LLC”) and the Boustead Right of First Refusal (as defined in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Termination Agreement with Boustead Securities, LLC”).

October 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On October 15, 2024, the Company delivered a letter (the “October 2024 Reduced Exercise Price Offer”) to FirstFire, containing an offer to voluntarily temporarily reduce the exercise price under the FirstFire Warrants from the initial applicable exercise price of $0.30 per share to $0.25 per share (the “October 2024 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the October 2024 Reduced Exercise Price Offer. The October 2024 Reduced Exercise Price Offer was subject to certain terms and conditions, including the following: (i) The FirstFire Warrants may only be exercised at the October 2024 Reduced Exercise Price on or prior to November 8, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the FirstFirst Warrants could occur as a result of the October 2024 Reduced Exercise Price Offer or any exercise of the FirstFire Warrants according to its terms; (iii) the October 2024 Reduced Exercise Price Offer had no effect on the terms and conditions of the Redemption Agreement, such that any exercise of the FirstFire Warrants at the Reduced Exercise Price would reduce the Redemption Price for the remaining unexercised portion of the FirstFire Warrants by the same amount as would apply to an exercise of the FirstFire Warrants at the initial exercise price of $0.30 per share; and (iv) the October 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company. In addition, under the terms of the October 2024 Reduced Exercise Price Offer, any attempt to exercise the FirstFire Warrants by cashless exercise at the Reduced Exercise Price will be null and void.

We have evaluated subsequent events through November 14, 2024, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this Quarterly Report on Form 10-Q only, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” the “Company,” “Signing Day Sports,” and “our company” refer to the operations of Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s common stock, par value $0.0001 per share. “Preferred stock” refers to the Company’s preferred stock, par value $0.0001 per share. Unless otherwise noted, the share and per share information in this Quarterly Report on Form 10-Q have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of the outstanding common stock which became effective on April 14, 2023.

Note Regarding Trademarks, Trade Names and Service Marks

We use various trademarks, trade names and service marks in our business. For convenience, we may not include the ℠, ® or ™ symbols, but such omission is not meant to indicate that we would not protect our intellectual property rights to the fullest extent allowed by law. Any other trademarks, trade names or service marks referred to in this Quarterly Report on Form 10-Q are the property of their respective owners.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	the benefits from the anticipated acquisition of the majority of the outstanding equity of Dear Cashmere Group Holding Company, a Nevada corporation (“DRCR”), which presumes, among other things, the Company’s ability to obtain securities exchange clearance of an initial listing application of the post-acquisition Company, obtain stockholder approval of the acquisition, integrate DRCR’s business into the Company’s business, and derive the benefits of the expected resources and synergies from the acquisition;

●	the anticipated benefits from strategic alliances, sponsorships, and collaborations with certain sports organizations or celebrity professional sports consultants;

●	our anticipated ability to obtain additional funding to develop additional services and offerings;

●	expected market acceptance of our existing and new offerings;

●	anticipated competition from existing online offerings or new offerings that may emerge;

●	anticipated favorable impacts from strategic changes to our business on our net sales, revenues, income from continuing operations, or other results of operations;

●	our expected ability to attract new users and customers, with respect to football, sports other than football, or both;

●	our expected ability to increase the rate of subscription renewals;

●	our expected ability to slow the rate of user attrition;

●	our expected ability to retain or obtain intellectual property rights;

●	our expected ability to adequately support future growth;

●	our expected ability to comply with user data privacy laws and other legal requirements;

●	anticipated legal and regulatory requirements and our ability to comply with such requirements; and

●	our expected ability to attract and retain key personnel to manage our business effectively.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “2023 Annual Report”), and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

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

Signing Day Sports launched in 2019. During the first nine months of 2024, 6,762 aspiring high school athletes and groups throughout the United States subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. Our goal is to change the way sports recruitment is done for the betterment of everyone.

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and a significant accumulated deficit. For the nine months ended September 30, 2024 and 2023, our net loss was approximately $5.413 million and approximately $2.676 million, respectively, and our net cash used in operating activities was approximately $3.489 million and approximately $1.497 million, respectively. For the fiscal years ended December 31, 2023 and 2022, our net loss was approximately $5.478 million and approximately $6.674 million, respectively, and our cash used in operating activities was approximately $4.848 million and approximately $4.928 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $22.372 million and $16.959 million, respectively. As of September 30, 2024, we had total current liabilities of approximately $2.605 million, compared to approximately $1,000 in cash and cash equivalents. For more information regarding our financial condition, see “Our current liabilities could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our financial obligations, which may have a material adverse effect on us.” in Part II. Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

In anticipation of a transaction intended to allow us to continue as a going concern, on September 18, 2024, the Company entered into a Binding Term Sheet to acquire 99.13% of the issued and outstanding capital stock of DRCR, in exchange for, among other consideration, the issuance of common stock and preferred stock to the stockholders of DRCR that would constitute approximately 91.76% of the as-converted and fully-diluted shares of the Company. We believe that DRCR’s reported growth, revenue generation, profitability, financial resources, and capital-raising abilities, following the Company’s acquisition of DRCR, if successful, will significantly enhance the Company’s revenue generation, technical capabilities, profitability, and ability to raise capital. The transaction remains subject to execution of definitive stock purchase agreement(s) and the satisfaction or waiver of closing conditions and post-closing conditions. There can be no assurance that definitive stock purchase agreement(s) will be entered into or that the transaction will be consummated. See “—Liquidity and Capital Resources – Recent Developments – Amendment to Binding Term Sheet” and “—Liquidity and Capital Resources – Contractual Obligations – Binding Term Sheet”. We are also actively seeking to raise funds, primarily to pay off existing liabilities, rather than for growth or expansion. If we are successful in these regards, we will seek substantial additional capital to fund our planned operations and growth until September 30, 2025 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” and “—Liquidity and Capital Resources – Going Concern” below.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended September 30, 2024 and 2023

	Three Months Ended
	September 30, 2024	September 30, 2023
Revenues, net	$55,363	$55,212
Cost of revenues	30,259	10,238
Gross profit	25,104	44,974

Operating cost and expenses
Advertising and marketing	(1,319)	75,565
General and administrative	1,463,768	567,522

Total operating expenses	1,462,449	643,087

Net loss from operations	(1,437,345)	(598,113)

Other Income (expense)
Interest expense	(120,753)	(309,271)
Interest income	(43,955)	-
Other income (expense), net	-	(12,241)

Total other (expense), net	(164,708)	(321,512)

Net loss	$(1,602,053)	$(919,625)

Revenues, Net

Net revenues for the three months ended September 30, 2024 and 2023 were approximately $0.055 million and approximately $0.055 million, respectively. Net revenues were substantially unchanged, while the following components of net revenue changed as follows: event fee payments decreased approximately $0.017 million while subscription revenue increased approximately $0.017 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the three-month periods ended September 30, 2024 and 2023. Subscriptions to our platform require full payment following a seven-day trial for platform access.

	Users with Subscriptions
Subscription Type	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Monthly	1,922	1,201
Annual	14	1
Total:	1,936	1,202

Cost of Revenues

Cost of revenues for the three months ended September 30, 2024 and 2023 was approximately $0.030 million and approximately $0.010 million, respectively. Cost of revenue increased approximately $0.020 million, or 195.6%, primarily due to the purchase of ecommerce apparel.

Advertising and Marketing

Advertising and marketing expenses were $(.001) million and approximately $0.076 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of approximately $0.077 million, or 101.7%, was primarily due to the economization of the Company’s advertising and marketing strategy.

General and Administrative

General and administrative expenses were approximately $1.464 million and approximately $0.568 million for the three months ended September 30, 2024 and 2023, respectively. The increase of approximately $0.896 million, or 157.9%, was primarily due to an increase in legal expenses of approximately $0.350 million, corporate regulatory expenses of approximately $0.300, stock-based compensation expenses of approximately $0.130 million, and officers liability insurance expenses of approximately $0.116 million.

Total Other Expense, Net

Total other expense, net was approximately $0.165 million and approximately $0.322 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of approximately $0.157 million, or 48.8%, was primarily due to a decrease in interest expense due to the reduced balance under certain convertible and nonconvertible notes payable and related reduced interest expense.

Comparison of Nine Months Ended September 30, 2024 and 2023

	Nine Months Ended
	September 30, 2024	September 30, 2023
Revenues, net	$494,952	$226,042
Cost of revenues	161,454	36,273
Gross profit	333,498	189,769

Operating cost and expenses
Advertising and marketing	92,290	312,295
General and administrative	4,774,689	1,838,026

Total operating expenses	4,866,979	2,150,321

Net loss from operations	(4,533,481)	(1,960,552)

Other Income (expense)
Interest expense	(199,982)	(764,719)
Interest income	13,165	-
Deferred tax income, net	32,571	-
Other income (expense), net	(725,054)	49,470

Total other (expense), net	(879,300)	(715,249)

Net loss	$(5,412,781)	$(2,675,801)

Revenues, Net

Net revenues for the nine months ended September 30, 2024 and 2023 were approximately $0.495 million and approximately $0.226 million, respectively. Net revenues increased approximately $0.269 million, or 119.0%, primarily due to an increase in event fee payments of approximately $0.169 million and subscription revenue of approximately $0.100 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the nine-month periods ended September 30, 2024 and 2023. Subscriptions to our platform require full payment following a seven-day trial for platform access.

	Users with Subscriptions
Subscription Type	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Monthly	6,702	3,625
Annual	60	38
Total:	6,762	3,663

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2024 and 2023 was approximately $[0.161] million and approximately $0.036 million, respectively. Cost of revenue increased approximately $[0.125] million, or [345.1]%, primarily due to an increase in internal software development staff hires during the first and second quarters of 2024.

Advertising and Marketing

Advertising and marketing expenses were approximately $[0.092] million and approximately $0.312 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of approximately $[0.220] million, or [70.4]%, was primarily due to the economization of the Company’s advertising and marketing strategy.

General and Administrative

General and administrative expenses were approximately $4.775 million and approximately $1.838 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of approximately $2.937 million, or 159.8%, was due to an increase in legal expenses of approximately $0.800 million, stock-based compensation expenses of approximately $0.650 million, corporate regulatory expenses of approximately $0.820 million, event expenses of approximately $0.267 million, and directors’ and officers’ liability insurance premium expenses of approximately $0.400 million.

Total Other Expense, Net

Total other expense, net was approximately $0.879 million and approximately $0.715 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of approximately $0.165 million, or 23.1%, was primarily due to an increase in stock-based compensation.

Liquidity and Capital Resources

As of September 30, 2024, we had cash and cash equivalents of $1,408. As of September 30, 2024, we also had total current liabilities of $2,604,701. As of September 30, 2024, we have financed our operations primarily from private placements of securities and our initial public offering.

As of September 30, 2024, our levels of cash will only be sufficient to meet our anticipated cash needs for our operations and other cash requirements until September 30, 2025 and for at least 12 months beyond that period, including our costs associated with being a public reporting company, if we receive additional financing. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

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

In anticipation of a transaction intended to allow us to continue as a going concern, on September 18, 2024, the Company entered into a Binding Term Sheet to acquire 99.13% of the issued and outstanding capital stock of DRCR, in exchange for, among other consideration, the issuance of common stock and preferred stock to the stockholders of DRCR that would constitute approximately 91.76% of the as-converted and fully-diluted shares of the Company. We believe that DRCR’s reported growth, revenue generation, profitability, financial resources, and capital-raising abilities, following the Company’s acquisition of DRCR, if successful, will significantly enhance the Company’s revenue generation, technical capabilities, profitability, and ability to raise capital. The transaction remains subject to execution of definitive stock purchase agreement(s) and the satisfaction or waiver of closing conditions and post-closing conditions. There can be no assurance that definitive stock purchase agreement(s) will be entered into or that the transaction will be consummated. See “—Liquidity and Capital Resources – Recent Developments”. We are also actively seeking to raise funds, primarily to pay off existing liabilities, rather than for growth or expansion. If we are successful in these regards, we will seek substantial additional capital to fund our planned operations and growth until September 30, 2025 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors”.

The financial statements that accompany this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan (as amended, the “Plan”) for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved Amendment No. 1 to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 4,500,000 shares of common stock. As of September 30, 2024, stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 296,000 shares of common stock, not including stock options that terminated without exercise. In addition, as of September 30, 2024, a total of 1,924,417 shares of restricted stock have been granted under the Plan, not including restricted stock grants that had been forfeited due to employee, officer, or director departures prior to vesting. See Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan” of the 2023 Annual Report for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024 and 2023.

	Nine Months Ended September 30,
	2024	2023
Net cash provided (used in) operating activities	$(3,488,883)	$(1,496,716)
Net cash provided (used in) investing activities	2,117,598	(1,060,928)
Net cash provided (used in) financing activities	249,163	2,331,394
Net change in cash and cash equivalents	(1,122,121)	(226,250)
Cash and cash equivalents, beginning of period	1,123,529	254,409
Cash and cash equivalents, end of period	$1,408	$28,159

Net cash used in operating activities was approximately $3.489 million for the nine months ended September 30, 2024, as compared to net cash used in operating activities of approximately $1.497 million for the nine months ended September 30, 2023. The increase was primarily due to an increase of net loss to approximately $5.413 million from approximately $2.676 million.

Net cash provided by investing activities was approximately $2.118 million for the nine months ended September 30, 2024, while net cash used in investing activities was approximately $1.061 million for the nine months ended September 30, 2023. The change was primarily due to the early redemption of a certificate of deposit with Southwest Heritage Bank. The principal use of such funds was to pay off the Company’s line of credit with Southwest Heritage Bank.

Net cash provided by financing activities was approximately $0.249 million for the nine months ended September 30, 2024, while net cash provided by financing activities was approximately $2.331 million for the nine months ended September 30, 2023. The change was primarily due to proceeds from the Company’s initial public offering and other issuances of common stock of approximately $1.512 million, offset by proceeds from the Company’s revolving line of credit of approximately $1.263 million.

Recent Developments

Exercise of First June 2024 FF Warrant

On November 13, 2024, the First June 2024 FF Warrant (as defined in “—Debt – June 2024 Private Placement of Convertible Senior Secured Note and Warrants”) was fully exercised pursuant to the November 2024 Reduced Exercise Price Offer (as defined in “—November 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC”).

November 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On November 12, 2024, the Company delivered a letter (the “November 2024 Reduced Exercise Price Offer”) to FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), containing an offer to voluntarily temporarily reduce the exercise price under the FirstFire Warrants (as defined in “—Debt – May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants – May 2024 FF Warrants – First May 2024 FF Warrant”) from the initial applicable exercise price of $0.30 per share to $0.12 per share (the November 2024 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the November 2024 Reduced Exercise Price Offer. The November 2024 Reduced Exercise Price Offer is subject to certain terms and conditions, including the following: (i) The FirstFire Warrants may only be exercised at the Reduced Exercise Price on or prior to December 13, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the FirstFirst Warrants will occur as a result of the November 2024 Reduced Exercise Price Offer or any exercise of the FirstFire Warrants according to its terms; (iii) the November 2024 Reduced Exercise Price Offer will have no effect on the terms and conditions of the Redemption Agreement, dated as of August 12, 2024, between the Company and FirstFire (the “Redemption Agreement”), such that any exercise of the FirstFire Warrants at the November 2024 Reduced Exercise Price will reduce the Redemption Price (as defined by the Redemption Agreement) for the remaining unexercised portion of the FirstFire Warrants by the same amount as would apply to an exercise of the FirstFire Warrants at the initial exercise price of $0.30 per share; and (iv) the November 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company. In addition, under the terms of the November 2024 Reduced Exercise Price Offer, any attempt to exercise the FirstFire Warrants by cashless exercise at the Reduced Exercise Price will be null and void.

The November 2024 Reduced Exercise Price Offer was filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 13, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

October 2024 Settlement Agreement, Release of Claims, and Covenant Not To Sue

On October 16, 2024, the Company entered into a Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of October 16, 2024 (the “GFS Settlement Agreement”), among the Company, Goat Farm Sports, LLC, a New Jersey limited liability company (“Goat Farm Sports”), Richard McGuinness (“McGuinness”), and Noel Mazzone (“Mazzone”). Prior to the execution of the GFS Settlement Agreement, the Draft Sponsorship Agreement, dated September 9, 2022, between the Company and Goat Farm Sports (the “Sponsorship Agreement”), contained a provision that the Company would provide McGuinness certain shares of the Company’s stock with a value equal to $175,000 for a role to be determined, and that McGuinness would provide Mazzone with certain shares of the Company’s stock with a value equal to $50,000 with rights to purchase additional shares of the Company’s stock with a value equal to $25,000 through certain activities, and that McGuinness and Mazzone contemplated a separate agreement outlining such terms (the “Sponsorship Agreement Shares Obligation”). The GFS Settlement Agreement amended and restated this provision to provide that, subject to the approval of the board of directors of the Company or its Compensation Committee (the “Compensation Committee”), and the entry into a standard form of consulting agreement between the Company and McGuinness and a standard form of consulting agreement between the Company and Mazzone, a restricted stock award of 200,000 shares (the “McGuinness Restricted Shares”) of common stock, will be granted to McGuinness under the Plan for a consultant role to be determined, and a restricted stock award of 10,000 shares (the “Mazzone Restricted Shares”) of common stock will be granted to Mazzone under the Plan for a consultant role to be determined. The McGuinness Restricted Shares and Mazzone Restricted Shares will be subject to the terms and conditions applicable to restricted stock granted under the Plan, and pursuant to the Company’s standard form of restricted stock award agreement under the Plan. In addition, the GFS Settlement Agreement provided a general release of all claims by each of the parties with respect to the Sponsorship Agreement Shares Obligation or the Sponsorship Agreement. On October 16, 2024, the Company issued the McGuinness Restricted Shares and the Mazzone Restricted Shares.

Equity Grants

On October 16, 2024, the Compensation Committee granted an award of 1,000,000 shares of common stock to Daniel Nelson, the Chief Executive Officer and Chairman and a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 350,000 shares of common stock to Craig Smith, the Chief Operating Officer and Secretary of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 350,000 shares of common stock to Jeffry Hecklinski, the President and a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 125,000 shares of common stock to Damon Rich, the Interim Chief Financial Officer of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 70,000 shares of common stock to Greg Economou, a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 70,000 shares of common stock to Roger Mason Jr., a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 50,000 shares of common stock to Peter Borish, a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

Amendment to Binding Term Sheet

On November 6, 2024, the Company entered into an Amendment to Binding Term Sheet, dated as of November 6, 2024 (the “Amendment to DRCR Term Sheet”), among the Company, DRCR, James Gibbons (“Gibbons”), and Nicolas Link (“Link” and together with DRCR and Gibbons, the “DRCR Parties”), pursuant to which the Binding Term Sheet, dated as of September 18, 2024, by and among the Company and the DRCR Parties (the “DRCR Term Sheet”), was amended to extend the date by which the parties will use commercially reasonable efforts to effect the Closing (as defined in the Amendment to DRCR Term Sheet) from October 31, 2024 to November 22, 2024, in view of the continuing efforts by the Company and the DRCR Parties to complete required regulatory reviews and approvals.

The Amendment to DRCR Term Sheet was filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on November 7, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Issuance of Convertible Promissory Note

On October 7, 2024, the Company issued a Convertible Promissory Note to DRCR, dated October 7, 2024, in the principal amount of $150,000 (the “October 2024 Note”). The principal will accrue interest at an annual rate of 35%. The principal and accrued interest will become payable on the date of written demand any time after the closing of the Company’s next financing transaction (the “Payment Date”). The Company is required to make full payment of the balance of all principal and accrued interest on the Payment Date. The Company may prepay the principal and any interest then due without penalty. If any amount is not paid when due, such overdue amount will accrue default interest at a rate of 37%. The October 2024 Note contains customary representations, warranties, and events of default provisions.

In addition, the October 2024 Note provides that at any time after an event of default, the holder of the October 2024 Note may convert the outstanding principal amount plus accrued and unpaid interest into shares of common stock at a conversion price of $0.30 per share, subject to adjustment for stock splits and similar transactions. The conversion right is subject to prior authorization (“Exchange Authorization”) of the NYSE American LLC (the “NYSE American”). The October 2024 Note will be amended to incorporate any modifications requested by the NYSE American in order to provide the Exchange Authorization.

The October 2024 Note was filed as Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on October 8, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Amendment to Termination Agreement; Termination of Engagement Letter and Right of First Refusal of Boustead Securities, LLC

On October 15, 2024, the Company entered into a letter agreement, dated as of October 15, 2024 (the “Termination Agreement Amendment”), between the Company and Boustead Securities, LLC, a California limited liability company and a registered broker-dealer (“Boustead”). The Termination Agreement Amendment amends and supplements the Boustead Termination Agreement (as defined in “—Contractual Obligations – Termination Agreement with Boustead Securities, LLC”) to provide that notwithstanding anything to the contrary contained in the Boustead Termination Agreement, the aggregate number of shares of common stock issuable to Boustead pursuant to the Boustead Termination Agreement will be limited to no more than 19.99% of the aggregate number of shares issued and outstanding shares of common stock immediately prior to the execution of the Boustead Termination Agreement, or 3,621,725 shares of common stock, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Boustead Termination Agreement under applicable rules of the NYSE American (the “Termination Shares Exchange Cap”), unless the Company’s stockholders have approved the issuance of common stock pursuant to the Boustead Termination Agreement in excess of that amount in accordance with the applicable rules of the NYSE American (the “Exchange Cap Stockholder Approval”).

The Termination Agreement Amendment states that the Company will be required to file a registration statement on Form S-4 that includes a joint proxy statement/prospectus relating to a stockholders’ meeting of the Company (the “DRCR Transaction Stockholders Meeting”) pursuant to a stock purchase agreement to be entered into in connection with the DRCR Term Sheet. The Termination Agreement Amendment provides that the Company will solicit proxies to vote for the Exchange Cap Stockholder Approval at the DRCR Transaction Stockholders Meeting and to include all necessary information to obtain the Exchange Cap Stockholder Approval in the related proxy statement. If the Company files a proxy statement in connection with any other meeting of stockholders, or an information statement in connection with a written consent of stockholders in lieu of a stockholders meeting, prior to the DRCR Transaction Stockholders Meeting, it will include a proposal to obtain the Exchange Cap Stockholder Approval in such proxy statement and solicit proxies for such Exchange Cap Stockholder Approval, or include disclosure of the Exchange Cap Stockholder Approval in such information statement, in each case in accordance with applicable rules of the SEC to obtain the Exchange Cap Stockholder Approval.

The Termination Agreement Amendment provides that if the Company fails to obtain the Exchange Cap Stockholder Approval by the Extended Meeting Deadline (as defined in the Termination Agreement Amendment), then the Company will promptly, and in any event within 15 days of the Extended Meeting Deadline, make a true up cash payment to Boustead in an amount equal to the product of (i) the number of additional shares of common stock that Boustead would have received pursuant to the Boustead Termination Agreement, but for the Termination Shares Exchange Cap, multiplied by (ii) the value weighted average price of the common stock for the 30-day period ending on the day of the Extended Meeting Deadline.

The execution of the Termination Agreement Amendment was determined to be necessary in order for the Company and Boustead to effectuate the Termination Agreement.

On October 17, 2024, the Company issued the Initial Termination Shares (as defined in “—Contractual Obligations – Termination Agreement with Boustead Securities, LLC”) to Boustead, resulting in the termination of the Boustead Engagement Letter (as defined in “—Contractual Obligations – Termination Agreement with Boustead Securities, LLC”) and the Boustead Right of First Refusal (as defined in “—Contractual Obligations – Termination Agreement with Boustead Securities, LLC”).

The Termination Agreement Amendment was filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 15, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

October 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On October 15, 2024, the Company delivered a letter (the “October 2024 Reduced Exercise Price Offer”) to FirstFire, containing an offer to voluntarily temporarily reduce the exercise price under the FirstFire Warrants from the initial applicable exercise price of $0.30 per share to $0.25 per share (the “October 2024 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the October 2024 Reduced Exercise Price Offer. The October 2024 Reduced Exercise Price Offer was subject to certain terms and conditions, including the following: (i) The FirstFire Warrants may only be exercised at the October 2024 Reduced Exercise Price on or prior to November 8, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the FirstFirst Warrants could occur as a result of the October 2024 Reduced Exercise Price Offer or any exercise of the FirstFire Warrants according to its terms; (iii) the October 2024 Reduced Exercise Price Offer had no effect on the terms and conditions of the Redemption Agreement, such that any exercise of the FirstFire Warrants at the Reduced Exercise Price would reduce the Redemption Price for the remaining unexercised portion of the FirstFire Warrants by the same amount as would apply to an exercise of the FirstFire Warrants at the initial exercise price of $0.30 per share; and (iv) the October 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company. In addition, under the terms of the October 2024 Reduced Exercise Price Offer, any attempt to exercise the FirstFire Warrants by cashless exercise at the Reduced Exercise Price will be null and void.

The October 2024 Reduced Exercise Price Offer was filed as Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the SEC on October 16, 2024, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of September 30, 2024:

	Total	Short-Term	Long-Term
Operating lease obligations	$165,755	$87,994	$77,761
Loans payable	281,030	281,030	-
Total contractual obligations	$446,785	$369,024	$77,761

Binding Term Sheet

On September 18, 2024, the Company entered into the DRCR Term Sheet among the Company, DRCR, Gibbons, and Link (together with Gibbons, “the Sellers”), pursuant to which, subject to the terms and conditions set forth therein and in one or more stock purchase agreements to be entered into among the Company, DRCR, the Sellers and any additional stockholders of DRCR, the Company will acquire from the Sellers and any such additional stockholders of DRCR shares of DRCR common stock and preferred stock constituting between 95% and 99% of the issued and outstanding shares of DRCR’s share capital. In consideration for the acquired shares, the Sellers and the other stockholders of DRCR whose shares are acquired by the Company will be issued shares of the Company’s common stock constituting approximately 91.76% of the post-transaction shares of the Company’s common stock on an as-converted and fully-diluted basis, and the pre-transaction stockholders of the Company will hold approximately 8.24% of the Company’s post-transaction shares of common stock on an as-converted and fully-diluted basis, subject to certain assumptions and adjustments. 19.99% of the shares that the Company will issue to the Sellers and other stockholders of DRCR will be common stock and the remainder will be shares of Company preferred stock that will have no voting or dividend rights and that, upon approval by the Company’s stockholders, will automatically convert into such number of shares of Company common stock as is applicable based upon the percentage of the post-transaction shares of Company common stock that they are entitled to on an as-converted basis minus the shares of Company common stock issued to them by the Company upon the closing of the transaction contemplated by the DRCR Term Sheet (the “DRCR Term Sheet Closing”).

The DRCR Term Sheet also provides that the Company and DRCR will use commercially reasonable efforts to secure funding of at least $2.0 million as soon as possible, the net proceeds of which will be equally split between the Company and DRCR and are to be used for operations and, in the case of the Company, to pay down its indebtedness and other liabilities. Such division of the net proceeds of any such funding will be effected by the Company loaning one-half of such proceeds to DRCR, which loans will be forgiven (i) upon the DRCR Term Sheet Closing or (ii) upon DRCR’s payment of the break-up fee as described below.

The DRCR Term Sheet also provides that the assets of each of the Company and DRCR will be separately held in newly-formed subsidiaries of the Company, and contains provisions relating to certain changes to the Company’s management and board of directors, including that Gibbons will be appointed the chief executive officer of the Company at the DRCR Term Sheet Closing, that two members of the board of directors of the Company will be replaced by nominees of DRCR at the DRCR Term Sheet Closing, and that, subject to stockholder approval, three of the Company’s post-Closing board of directors will be nominees of DRCR’s board of directors, one nominee will be of the Company’s board of directors, and one will be a joint nominee of DRCR’s and the Company’s boards of directors.

Although the DRCR Term Sheet Closing will not be subject to stockholder approval, the conversion of the preferred stock issuable to the Sellers and other sellers at the DRCR Term Sheet Closing and the related change in control that will occur upon such conversion will be subject to stockholder approval. Stockholder approval will also be required for the election of the parties’ nominees to the Company’s board of directors. Prior to the conversion of the preferred stock or appointment of each party’s nominees to the Company’s board of directors, the Company will seek and must obtain the approval of a new listing application from the NYSE American.

The DRCR Term Sheet provides that the DRCR Term Sheet Closing will occur as soon as reasonably practicable and that the parties will use commercially reasonable efforts to effect the Closing on or before October 31, 2024.

The DRCR Term Sheet also provides that the Company, DRCR, and the Sellers will be subject to a non-solicitation period and a no-shop provision for 30 days following the date of the DRCR Term Sheet. The DRCR Term Sheet further provides for a $500,000 break-up fee upon termination of the DRCR Term Sheet due to an undisputable uncured material breach by the Company, on the one hand, or DRCR or either of the Sellers, on the other hand, upon demand by the other.

All of the foregoing terms are subject to change upon the negotiation and execution of definitive stock purchase agreement(s). The DRCR Term Sheet Closing will be subject to the terms and conditions of the definitive stock purchase agreement(s), including completion of due diligence and satisfaction or waiver of closing conditions. There can be no assurance that definitive stock purchase agreement(s) will be entered into or that the proposed transactions will be consummated.

The DRCR Term Sheet is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

See “—Recent Developments – Amendment to Binding Term Sheet” for related recent developments.

Termination Agreement with Boustead Securities, LLC

On September 18, 2024, the Company entered into a Termination Agreement, dated as of September 18, 2024 (the “Boustead Termination Agreement”), with Boustead. The parties entered into the Boustead Termination Agreement in order to terminate the engagement letter, dated as of August 9, 2021, as amended by letter agreements entered into by Boustead and the Company dated as of November 4, 2023, November 8, 2023, and November 13, 2023 (as amended, the “Boustead Engagement Letter”), pursuant to which Boustead had certain rights to act as a financial advisor to the Company. The Boustead Termination Agreement also provides for the termination of the right of first refusal (the “Boustead Right of First Refusal”) provided under the Underwriting Agreement, dated as of November 13, 2023, between the Company and Boustead, as representative of the underwriters in connection with the Company’s firm commitment underwritten initial public offering (the “Underwriting Agreement”), in exchange for the issuance of the Termination Shares (as defined below).

The Boustead Termination Agreement provides that the Company will issue to Boustead 3,000,000 shares (the “Initial Termination Shares”) of the Company’s common stock by the later of the date that is (i) five business days after the date of the Boustead Termination Agreement and (ii) the date that the NYSE American authorizes the issuance of the Initial Termination Shares (the “Termination Date”). On the Termination Date, the Boustead Engagement Letter and the Boustead Right of First Refusal and rights and obligations pursuant to the Boustead Engagement Letter and the Boustead Right of First Refusal will be terminated except with respect to certain customary surviving provisions.

The Boustead Termination Agreement provides that upon issuance of common stock or other securities that are exercisable or exchangeable for, or convertible into, common stock of the Company to any third party (other than Boustead or any affiliate of Boustead), the Company will issue to Boustead a number of shares of common stock equal to 10.35% of the shares of common stock (or other securities) so issued by the Company in any such transaction other than a Change in Control (as defined in the Boustead Termination Agreement) (the “Additional Termination Shares,” and, together with the Initial Termination Shares, the “Termination Shares”), by the later of (i) five business days after the date of such issuance and (ii) the date that the NYSE American authorizes the issuance of the Additional Termination Shares. The Company’s obligation to issue Additional Termination Shares will cease immediately prior to the effective date of a Change in Control and, for the avoidance of doubt, Boustead will not be entitled to any percentage of the securities issued by the Company in connection with the Change in Control.

The Termination Shares have piggyback registration rights. The Boustead Termination Agreement provides that Boustead will not sell more than 10% of the total trading volume on any trading day, provided that the Termination Shares are registered for resale under an effective registration statement. Boustead will also agree to any leak-out provisions requested by the Company, which will be consistent with any leak-out agreement signed by other parties in connection with a Change in Control.

In addition, the Boustead Termination Agreement requires that if the Company raises at least $1 million in gross proceeds from a financing, the Company will pay Boustead $100,000 as partial consideration under the Boustead Termination Agreement and $68,467.43 to pay an existing account payable owed by the Company to Boustead.

The Boustead Termination Agreement was entered into due to the interest of each party to the Boustead Termination Agreement to end all material remaining obligations to the other party in an amicable manner. In addition, the execution of the Boustead Termination Agreement was determined to be necessary in order for the Company and DRCR to enter into the DRCR Term Sheet.

The Boustead Termination Agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

See “—Recent Developments – Amendment to Termination Agreement; Termination of Engagement Letter and Right of First Refusal of Boustead Securities, LLC” for related recent developments.

Redemption Agreement with FirstFire Global Opportunities Fund, LLC

On August 12, 2024, the Company entered into a Redemption Agreement (the “FirstFire Warrants Redemption Agreement”), dated as of August 12, 2024, with FirstFire. The FirstFire Warrants Redemption Agreement provides that the Company will have the right (the “Redemption Right”) to purchase the unexercised portion of (i) the First May 2024 FF Warrant (as defined in “—–Debt – May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”), and (ii) the First June 2024 FF Warrant, from August 12, 2024 to February 12, 2025, for up to an aggregate consideration of $100,000, reduced pro rata to the extent that the First May 2024 FF Warrant and the First June 2024 FF Warrant are exercised prior to the Company’s exercise of the Redemption Right.

The FirstFire Warrants Redemption Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

Transactions with Clayton Adams

On July 23, 2024, the Company entered into a Consulting Agreement (the “Adams Consulting Agreement”), dated as of July 23, 2024, with Clayton Adams (“Adams”). The Adams Consulting Agreement provided that Adams will provide certain consulting services to the Company on mergers, acquisitions, financing sources, public company and governance matters, building market awareness, and other duties as may reasonably be requested by the Company. In consideration for these services, the Company granted Adams 127,826 shares of common stock (the “Plan Shares”) under the Plan. In addition, the Consulting Agreement provided that the Company will grant Adams 668,841 shares of common stock (the “Adams Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement entered into between the Company and Adams on July 23, 2024, dated as of July 23, 2024 (the “Adams Deferred Award Agreement”), within one (1) business day of the date of the later of the authorization of the grant of the Adams Deferred Shares by (i) the NYSE American LLC (the “NYSE American”) and (ii) the board of directors of the Company or the Compensation Committee. The Compensation Committee approved the grants of the Plan Shares and the Adams Deferred Shares on July 22, 2024.

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

In addition, on July 23, 2024, the Company entered into a subscription agreement, dated as of July 23, 2024, with Adams (the “Subscription Agreement”). The Subscription Agreement provided for the payment of $100,000 by Adams to the Company and the issuance of a pre-funded warrant to purchase 333,333 shares of common stock of the Company to Adams at an exercise price of $0.01 per share (the “Adams Warrant”). The Subscription Agreement also provided certain registration rights with respect to the shares issuable upon exercise of the Adams Warrant. The Adams Warrant was subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. The Adams Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the Adams Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. Pursuant to the Subscription Agreement, the Company issued the Adams Warrant to Adams on July 23, 2024. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the Adams Warrant.

As of September 30, 2024, the Adams Warrant had been fully exercised.

The Adams Warrant, the Adams Consulting Agreement, the Adams Consulting Agreement Amendment, the Birddog Deferred Award Agreement, and the Subscription Agreement are filed as Exhibit 4.1, Exhibit 10.4, Exhibit 10.5, Exhibit 10.6, and Exhibit 10.7 to this Quarterly Report on Form 10-Q, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Placement Agent Compensation Relating to Adams Warrant Transaction

Under the Boustead Engagement Letter and the Underwriting Agreement, Boustead was required to be paid certain compensation as the Company’s placement agent in connection with the transaction described above with respect to the issuance of the Adams Warrant. Pursuant to the Boustead Engagement Letter, the Company was required to pay Boustead a cash fee equal to 7% of the gross proceeds from this transaction, and a non-accountable expense allowance of cash equal to 1% of the gross proceeds from this transaction. Boustead deferred its rights to such cash compensation with respect to this transaction. In addition, the Company was required to issue a placement agent warrant to Boustead for the purchase of 23,333 shares of common stock, equal to 7% of the number of the shares of common stock that may be issued upon exercise of the Adams Warrant (the “July 2024 Boustead Warrant”). The July 2024 Boustead Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the July 2024 Boustead Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the July 2024 Boustead Warrant. The July 2024 Boustead Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

The July 2024 Boustead Warrant is filed as Exhibit 4.2 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

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

In addition, pursuant to the BPLLC Letter Agreement, in consideration for the deferring of the Outstanding Fees, on July 15, 2024, the Company issued Bevilacqua PLLC a pre-funded warrant to purchase 2,500,000 shares of the Company’s common stock (the “BPLLC Warrant”). The BPLLC Warrant had an exercise price of $0.01 per share and provides for piggyback registration rights with respect to the shares of common stock issuable upon exercise of the BPLLC Warrant. The BPLLC Warrant is subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. Any change in this beneficial ownership limitation will not be effective until the 61st day after such change is agreed to. The BPLLC Warrant will become exercisable on the date that the NYSE American authorizes the issuance of shares pursuant to exercise of the BPLLC Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On July 24, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the BPLLC Warrant.

As of September 30, 2024, the BPLLC Warrant had been fully exercised.

The BPLLC Warrant and the BPLLC Letter Agreement are filed as Exhibit 4.3 and Exhibit 10.8 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Midwestern Settlement Agreement

Under a Settlement Agreement and Release, dated as of December 12, 2023, between the Company and Midwestern Interactive, LLC, a Missouri limited liability company (“Midwestern”), as amended by Amendment No. 1 to Settlement Agreement and Release, dated as of April 11, 2024 (the “Amendment to Midwestern Release Agreement”), between the Company and Midwestern (as amended, the “Midwestern Release Agreement”), the Company and Midwestern agreed to a mutual release of all claims that could have been asserted as of December 12, 2023 in connection with a dispute involving allegations, on the one hand, by Midwestern that it performed work on the Company’s behalf for which Midwestern had not been paid, and, on the other hand, by us that Midwestern did not perform as required. We agreed to pay Midwestern a total of $600,000 (the “Midwestern Release Amount”) of which $300,000 was to be paid within three business days of December 12, 2023, and the remaining $300,000 must be paid with interest on the outstanding amount at 6% per annum commencing April 13, 2024, according to the following schedule: $200,000 was required to be paid on or before April 12, 2024; $25,000 with accrued interest was required to be paid on or before May 31, 2024; $25,000 with accrued interest was required to be paid on or before June 30, 2024; $25,000 with accrued interest was required to be paid on or before July 31, 2024; and $25,000 with accrued interest was required to be paid on or before August 31, 2024.

In addition, we agreed to execute an Amended Stipulation to Final Judgment and Confessed Judgment (the “Amended Midwestern Stipulation”) and an Amended Affidavit of Verified Confession of Judgment in favor of Midwestern as to the obligations to pay the Midwestern Release Amount plus interest accruing on the unpaid portion of the Midwestern Release Amount at 9% per annum from and including April 13, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary, if the terms and conditions of the Midwestern Release Agreement and the Amended Midwestern Stipulation are not fully adhered to.

The Midwestern Release Agreement was filed as Exhibit 10.35 of the 2023 Annual Report, and the Amendment to Midwestern Release Agreement was filed as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed with the SEC on August 19, 2024 (the “2024 Second Quarter Report”), and the description above is qualified in its entirety by reference to the full text of such exhibit.

Contractual Obligations to Boustead Securities, LLC

Prior to its termination pursuant to the Boustead Termination Agreement, under the Boustead Engagement Letter, we were required to compensate Boustead with a cash fee equal to 7% and non-accountable expense allowance equal to 1% of the gross proceeds received by the Company from the sale of securities in an investment transaction, or up to 10% of the gross proceeds from certain other merger, acquisition, or joint venture, strategic alliance, license, research and development, or other similar transactions, with a party, including any investor in a private placement in which Boustead served as placement agent, or in our initial public offering in November 2023, or who became aware of the Company or who became known to the Company prior to the termination or expiration of the Boustead Engagement Letter, for such transactions that occur during the 12-month period following the termination or expiration of the Boustead Engagement Letter (the “Tail Rights”). The Boustead Engagement Letter would have expired upon the later to occur of November 16, 2024 (12 months from the completion date of the initial public offering), or mutual written agreement of the Company and Boustead. Notwithstanding the foregoing, in the event the Boustead Engagement Letter had been terminated for “Cause,” which shall mean a material breach by Boustead of the Boustead Engagement Letter, and which such material breach is not cured, no Tail Rights would have been due.

Prior to the termination of the Boustead Engagement Letter and the Boustead Right of First Refusal pursuant to the Boustead Termination Agreement, the Boustead Engagement Letter and the Underwriting Agreement provided Boustead the Boustead Right of First Refusal, which was a right of first refusal of Boustead for two years following the consummation of the Company’s initial public offering on November 16, 2023, or 18 months following the termination or expiration of the engagement with Boustead to act as financial advisor or to act as joint financial advisor on or at least equal economic terms on any public or private financing (debt or equity), merger, business combination, recapitalization or sale of some or all of our equity or our assets.  In the event that we had engaged Boustead to provide such services, Boustead would be required to be compensated consistent with the Boustead Engagement Letter, unless we mutually agreed otherwise. Notwithstanding the foregoing, in the event the Boustead Engagement Letter was terminated for “Cause,” which shall mean a material breach by Boustead of the engagement agreement, and which such material breach is not cured, the Boustead Right of First Refusal would have terminated, and the Company would have been entitled to pursue any future transaction without adhering to the terms of the Boustead Right of First Refusal. The exercise of such right of termination for cause would have eliminated the Company’s obligations with respect to the provisions of the Boustead Engagement Letter relating to the Boustead Right of First Refusal.

Under the Boustead Engagement Letter, in connection with a transaction as to which Boustead had duly exercised the Boustead Right of First Refusal or was entitled to the Tail Rights, Boustead was required to receive compensation as follows:

●	other than normal course of business activities, as to any sale, merger, acquisition, joint venture, strategic alliance, license, research and development, or other similar agreements, a percentage fee of the Aggregate Consideration (defined to include amounts paid or received, indebtedness assumed or remaining outstanding, fair market value of excluded assets, fair market value of retained or non-acquired ownership interests, and contingent payments in connection with the transaction) calculated as follows:

o	10.0% for Aggregate Consideration of less than $10,000,000; plus
o	8.0% for Aggregate Consideration between $10,000,000 and $25,000,000; plus
o	6.0% for Aggregate Consideration between $25,000,001 and $50,000,000; plus
o	4.0% for Aggregate Consideration between $50,000,001 and $75,000,000; plus
o	2.0% for Aggregate Consideration between $75,000,001 and $100,000,000; plus
o	1.0% for Aggregate Consideration above $100,000,000;

●	for any investment transaction including any common stock, preferred stock, convertible stock, limited liability company or limited partnership memberships, debt, convertible debentures, convertible debt, debt with warrants, or any other securities convertible into common stock, any form of debt instrument involving any form of equity participation, and including the conversion or exercise of any securities sold in any transaction, upon each investment transaction closing, a success fee, payable in (i) cash, equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (ii) a non-accountable expense allowance equal to 1% of the gross amount to be disbursed to the Company from each such investment transaction closing, plus (iii) warrants equal to 7% of the gross amount to be disbursed to the Company from each such investment transaction closing, including shares issuable upon conversion or exercise of the securities sold in any transaction, and in the event that warrants or other rights were issued in the investment transaction, 7% of the shares issuable upon exercise of the warrants or other rights, and in the event of a debt or convertible debt financing, warrants to purchase an amount of Company stock equal to 7% of the gross amount or facility received by the Company in a debt financing divided by the warrant exercise share. The warrant exercise price would have been the lower of: (i) the price per share paid by investors in each respective financing; (ii) in the event that convertible securities were sold in the financing, the conversion price of such securities; or (iii) in the event that warrants or other rights were issued in the financing, the exercise price of such warrants or other rights;

●	any warrants required to be issued to Boustead as compensation as described above were required to be transferable in accordance with the rules of FINRA and SEC regulations, exercisable from the date of issuance and for a term of five years, contain cashless exercise provisions, be non-callable and non-cancelable with immediate piggyback registration rights, have customary anti-dilution provisions, have exercise price adjustment provisions in the event that other Company outstanding warrants are re-priced below their exercise price or issues securities at a price below the exercise price per share, have terms no less favorable than the terms of any warrants issued to participants in the related transaction, and provide for automatic exercise immediately prior to expiration; and

●	reasonable out-of-pocket expenses in connection with the performance of its services, regardless of whether a transaction occurs.

The Boustead Engagement Letter contained other customary representations, warranties and covenants by the Company, customary conditions to closing, indemnification obligations of the Company and Boustead, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions. The representations, warranties and covenants contained in the Boustead Engagement Letter were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement, and may be subject to limitations agreed upon by the contracting parties.

Pursuant to the Underwriting Agreement, dated as of November 13, 2023, we are subject to a lock-up agreement that provides that we may not, for 12 months, subject to certain exceptions, (i) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant or modify the terms of any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company (other than pursuant to a registration statement on Form S-8 for employee benefit plans); or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii) or (iii) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise. These restrictions do not apply to certain transactions including issuances of common stock under the Company’s existing and disclosed stock option or bonus plans, shares of common stock, options or convertible securities issued to banks, equipment lessors, other financial institutions, real property lessors pursuant to an equipment leasing or real property leasing transaction approved by a majority of the disinterested directors of the Company, or shares of common stock, options or convertible securities issued in connection with sponsored research, collaboration, technology license, development, marketing, investor relations or other similar agreements or strategic partnerships approved by a majority of the disinterested directors of the Company.

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

The Underwriting Agreement was filed as Exhibit 10.29 to the 2023 Annual Report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

See “—Recent Developments – Amendment to Termination Agreement; Termination of Engagement Letter and Right of First Refusal of Boustead Securities, LLC” for related recent developments.

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

Pursuant to the Original CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a stock option agreement. The stock option provides Mr. Nelson the right to purchase 100,000 shares of common stock at an exercise price of $2.25 per share. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

Under the Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between the Company and Mr. Nelson (the “Amended and Restated CEO Employment Agreement”), the Original CEO Employment Agreement was amended and restated to reduce Mr. Nelson’s annual base salary from $425,000 to $200,000, effective March 1, 2024.

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

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Mr. Nelson (the “Amendment to CEO Agreement”). The Amendment to CEO Agreement amended and restated the severance provisions of the Amended and Restated CEO Employment Agreement. As amended, the Amended and Restated CEO Employment Agreement provides that if the Company terminates Mr. Nelson without cause, Mr. Nelson will be entitled to severance payments in cash in the amount of base salary in effect on the date of such termination payable in 12 monthly installments. If the Company terminates Mr. Nelson upon a Change of Control (as defined in the Amendment to CEO Agreement), Mr. Nelson will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Nelson may have against the Company.

The Original CEO Employment Agreement was filed as Exhibit 10.32 to the 2023 Annual Report. The Amended and Restated CEO Employment Agreement was filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2024 (the “2024 First Quarter Report”). The Amendment to CEO Agreement is filed as Exhibit 10.9 to this Quarterly Report on Form 10-Q. The description above is qualified in its entirety by reference to the full text of such exhibits.

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

The Rich Consulting Agreement was filed as Exhibit 10.11 to the 2024 Second Quarter Report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

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

The Executive Employment Agreement, dated as of April 9, 2024, between the Company and Mr. Hecklinski (the “Hecklinski Employment Agreement”), amended, restated and superseded the Former Hecklinski Employment Agreement. Under the Hecklinski Employment Agreement, Mr. Hecklinski was employed as the Company’s President. Mr. Hecklinski’s annual base salary will remain $200,000. The Company agreed to pay or reimburse Mr. Hecklinski for all reasonable and necessary expenses actually incurred or paid by Mr. Hecklinski during his employment in the performance of his duties under the Hecklinski Employment Agreement. Mr. Hecklinski will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies.

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

On June 13, 2024, the Compensation Committee granted an award of 100,000 shares of restricted common stock under the Plan to Mr. Hecklinski. The restricted shares are subject to the following vesting schedule: 50,000 of the restricted shares will vest on each of September 13, 2024, December 13, 2024, March 13, 2025, and June 13, 2025. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Mr. Hecklinski (the “Amendment to Hecklinski Agreement”). The Amendment to Hecklinski Agreement amended and restated the severance provisions of the Hecklinski Employment Agreement. As amended, the Hecklinski Employment Agreement provides that if the Company terminates Mr. Hecklinski upon a Change of Control (as defined in the Amendment to Hecklinski Agreement), Mr. Hecklinski will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Hecklinski may have against the Company.

The Former Hecklinski Employment Agreement was filed as Exhibit 10.9 to the 2024 First Quarter Report. The Hecklinski Employment Agreement was filed as Exhibit 10.12 to the 2024 Second Quarter Report. The Amendment to Hecklinski Agreement is filed as Exhibit 10.10 to this Quarterly Report on Form 10-Q. The description above is qualified in its entirety by reference to the full text of such exhibits.

Employment Agreement with Craig Smith

Under the Executive Employment Agreement, dated as of April 22, 2024, between the Company and Craig Smith (the “Smith Employment Agreement”), Mr. Smith was employed as the Company’s Chief Operating Officer. Mr. Smith’s annual base salary will be $150,000. The Company agreed to pay or reimburse Mr. Smith for all reasonable and necessary expenses actually incurred or paid by Mr. Smith during his employment in the performance of his duties under the Smith Employment Agreement. Mr. Smith will be eligible to participate in comprehensive benefits plans of the Company, including medical, dental and life insurance options, and will be entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies.

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

On July 9, 2024, the Company entered into Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Company and Craig Smith, the Company’s President and director (the “Amendment to Smith Agreement”). The Amendment to Smith Agreement amended and restated the severance provisions of the Smith Employment Agreement. As amended, the Smith Employment Agreement provides that if the Company terminates Mr. Smith upon a Change of Control (as defined in the Amendment to Smith Agreement), Mr. Smith will be entitled to severance payments in cash in the amount of one-half of base salary in effect on the date of such termination payable in six monthly installments. The payment of severance may be conditioned on receiving a release of any and all claims that Mr. Smith may have against the Company.

The Smith Employment Agreement was filed as Exhibit 10.13 to the 2024 Second Quarter Report. The Amendment to Smith Agreement is filed as Exhibit 10.11 to this Quarterly Report on Form 10-Q. The description above is qualified in its entirety by reference to the full text of such exhibits.

Management Indemnification Agreements and Insurance

We have separately entered into an indemnification agreement with each of our directors and executive officers. Each indemnification agreement provides for indemnification to the fullest extent permitted by law, including: (i) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer, or on their behalf, in connection with any proceeding other than proceedings by or in the right of the Company or any claim, issue or matter therein, if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe the executive officer’s conduct was unlawful; (ii) all expenses actually and reasonably incurred by an executive officer, or on their behalf, in connection with a proceedings by or in the right of the Company if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, provided that if applicable law so provides, no indemnification against such expenses shall be made in respect of any claim, issue or matter in such proceeding as to which the executive officer shall have been adjudged to be liable to the Company unless and to the extent that the Court of Chancery of the State of Delaware shall determine that such indemnification may be made; (iii) to the extent that an executive officer is, by reason of the executive officer’s executive officer status, a party to and is successful, on the merits or otherwise, in any proceeding, including by dismissal of such proceeding with or without prejudice, then the executive officer shall be indemnified to the maximum extent permitted by law, as such may be amended from time to time, against all expenses actually and reasonably incurred by the executive officer or on the executive officer’s behalf in connection therewith; and (iv) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer or on an executive officer’s behalf if, by reason of the executive officer’s status as an executive officer, the executive officer is, or is threatened to be made, a party to or participant in any proceeding (including a proceeding by or in the right of the Company), including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the executive officer, except where the payment is finally determined (under the procedures, and subject to the presumptions, set forth in the indemnification agreements) to be unlawful. The Company shall also advance all such expenses incurred by or on behalf of each executive officer in connection with any of the above proceedings by reason of the executive officer’s executive officer status within 30 days after the receipt by the Company of a statement or statements from the executive officer requesting such advance or advances from time to time, whether prior to or after final disposition of such proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the executive officer and shall include or be preceded or accompanied by a written undertaking by or on behalf of the executive officer to repay any expenses advanced if it shall ultimately be determined that the executive officer is not entitled to be indemnified against such expenses. Any advances and undertakings to repay shall be unsecured and interest-free. The indemnification agreements also provide for payments by the Company for the entire amount of any judgment or settlement of any action, suit or proceeding in which it is liable or would be liable if joined in such action, subject to the other terms and provisions of the indemnification agreements, and certain other indemnification and payment obligations. The indemnification agreements also provide that if we maintain a directors’ and officers’ liability insurance policy, that each director and executive officer will be covered by the policy to the maximum extent of the coverage available for any of the Company’s directors or executive officers.

The form of the indemnification agreement with each executive officer and director of the Company was filed as Exhibit 10.14 to the 2023 Annual Report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

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

The Employee Confidential Information and Inventions Assignment Agreement executed by Craig Smith and the Confidential Information and Inventions Assignment Agreement executed by Damon Rich were filed as Exhibit 10.14 and Exhibit 10.15 to the 2024 Second Quarter Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits. The Employee Confidential Information and Inventions Assignment Agreement executed by each of Daniel Nelson and Jeffry Hecklinski were filed as Exhibit 10.11 and Exhibit 10.33 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Debt

September 2024 Promissory Note

On September 16, 2024, the Company issued a promissory note to Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, dated September 16, 2024, in the principal amount of $100,000 (the “September 2024 Note”). The September 2024 Note permits Mr. Nelson to make additional advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note will accrue interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 will accrue as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest will become payable on the earlier of December 16, 2024 or upon the Company receiving any funding of $1,000,000 (the “September 2024 Note Maturity Date”). The Company is required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date. The Company may prepay the principal, any advances, and any interest then due without penalty.

The September 2024 Note is filed as Exhibit 4.4 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants

On May 16, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 16, 2024, between the Company and FirstFire, as amended (as amended, the “May 2024 FF Purchase Agreement”) by that certain Amendment to the Transaction Documents, dated as of June 18, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Transaction Documents”), pursuant to which, as a private placement transaction, the Company issued FirstFire a senior secured promissory note, as amended by that certain Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Note and May 2024 FF Warrants”), in the principal amount of $412,500 (as amended, the “May 2024 FF Note”); 187,500 shares of common stock (the “May 2024 FF Commitment Shares, as partial consideration for the purchase of the May 2024 FF Note; a warrant to purchase up to 1,375,000 shares of common stock at an initial exercise price of $0.30 per share, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “First May 2024 FF Warrant”), as partial consideration for the purchase of the May 2024 FF Note; and a warrant to purchase up to 250,000 shares of common stock at an initial exercise price of $0.01 per share exercisable from the date of an “Event of Default” as defined by the May 2024 FF Note (an “FF Notes Event of Default”) under the May 2024 FF Note, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “Second May 2024 FF Warrant” and together with the First May 2024 FF Warrant, the “May 2024 FF Warrants”), as partial consideration for the purchase of the May 2024 FF Note.

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

May 2024 FF Purchase Agreement

Under the May 2024 FF Purchase Agreement, until the May 2024 FF Note was fully converted or repaid, the May 2024 FF Note holder had participation rights and rights of first refusal on any offers of the Company’s securities other than offerings previously disclosed in the Company’s reports filed with the SEC or any Excluded Issuance (as defined in the May 2024 FF Note and the June 2024 FF Note (as defined in “—June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”)), and most favored nation rights on any offers of the Company’s securities other than for an Excluded Issuance. The Company was also prohibited from effecting or entering into an agreement involving a Variable Rate Transaction (as defined in the June 2024 FF Purchase Agreement (as defined in “—June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”) and the May 2024 FF Purchase Agreement) other than pursuant to an “at-the-market” agreement with a registered broker-dealer, whereby such registered broker-dealer would be acting as principal in the purchase of common stock from the Company or an Equity Line of Credit (as defined in the May 2024 FF Note and the June 2024 FF Note), without the consent of FirstFire, not to be unreasonably withheld. In addition, the Company was required not to issue or agree, propose, or offer to issue any shares of common stock or securities with underlying common stock prior to the 30th calendar day after the date of the May 2024 FF Purchase Agreement.

The May 2024 FF Purchase Agreement (as well as the May 2024 FF Note and the May 2024 FF Warrants) provided that the maximum amount of shares of common stock issuable under the May 2024 FF Note and the May 2024 FF Warrants was limited to the FF Exchange Limitation (as defined below) until we had obtained stockholder approval (the “FF Stockholder Approval”) to issue shares in excess of 19.99% of the issued and outstanding common stock of the Company as of the date of the May 2024 FF Purchase Agreement, or 3,074,792 shares of common stock, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the May 2024 FF Purchase Agreement under applicable rules of the NYSE American (“FF Exchange Limitation”). The Company was required to hold a meeting of stockholders on or before the date that was six months after the date of the May 2024 FF Purchase Agreement, for the purpose of obtaining the FF Stockholder Approval, with the recommendation of the Company’s board of directors that such proposal be approved; the Company was required to solicit proxies from the Company’s stockholders in connection with the proposal in the same manner as all other management proposals in such proxy statement; and all management-appointed proxyholders must vote their proxies in favor of such proposal. In addition, all members of the Company’s board of directors and all of the Company’s executive officers were required to vote in favor of such proposal, for purposes of obtaining the FF Stockholder Approval, with respect to all of the Company’s securities then held by such persons, and the Company was generally required to use the Company’s commercially reasonable efforts to obtain the FF Stockholder Approval. If the Company had not obtained the FF Stockholder Approval at the first meeting at which the proposal was voted upon, the Company was required to call a stockholder meeting as often as possible thereafter to seek the FF Stockholder Approval until the FF Stockholder Approval was obtained.

On September 18, 2024, the 2024 annual meeting of stockholders of the Company (the “2024 Annual Meeting”) was held. At the 2024 Annual Meeting, the stockholders approved a proposal to approve the issuance of all of the shares of common stock, issued or issuable pursuant to the May 2024 FF Purchase Agreement, the June 2024 FF Purchase Agreement, and the Boustead Engagement Letter, in connection with the May 2024 FF Purchase Agreement and the June 2024 FF Purchase Agreement, in accordance with Section 713(a) of the NYSE American LLC Company Guide (the “NYSE American Company Guide”). As a result, the FF Stockholder Approval was obtained.

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

May 2024 FF Note

The principal amount of the May 2024 FF Note was based on an original issue discount of 10% and interest at the rate of 10% per annum on a 365-day basis. The interest was guaranteed, which required that the first 12 months of interest (equal to $41,250) be paid. The May 2024 FF Note was to mature on the earlier of the 12-month anniversary date of the issuance date, or May 16, 2025, and the date of the consummation of a sale, conveyance or disposition of all or substantially all of the assets of the Company, or the consolidation, merger or other business combination of the Company with or into any other entity when the Company is not the survivor.

Under the May 2024 FF Note, the Company was required to make eight monthly amortization payments of $56,715 each, commencing September 16, 2024, and pay the entire remaining outstanding balance on May 16, 2025. The Company was permitted to prepay the May 2024 FF Note any time prior to an FF Notes Event of Default on 15 trading days’ prior written notice for an amount equal to 110% of the principal amount then outstanding and 110% of the accrued and unpaid interest outstanding.

Under the May 2024 FF Note, the holder of the May 2024 FF Note was permitted, at any time and from time to time, subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after conversion or exercise (the “FF Beneficial Ownership Limitation”) and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), to convert the outstanding principal amount and accrued interest under the May 2024 FF Note into shares of common stock at an initial conversion price of $0.30 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock to match the price of such lower-priced securities, other than for an Excluded Issuance (the “FF Notes Fixed Conversion Price”). If the Company failed to make an amortization payment when due under the May 2024 FF Note, the balance remaining under the May 2024 FF Note would have become convertible, and the conversion price would have become the lower of the then-applicable FF Notes Fixed Conversion Price and 80% of the lowest closing price of the common stock during the ten trading days prior to the date of a conversion of the May 2024 FF Note. If an FF Notes Event of Default had occurred, then the balance remaining under the May 2024 FF Note would have become convertible at the lower of the FF Notes Fixed Conversion Price, the closing price of the common stock on the date of the FF Notes Event of Default (or the next trading day if such date is not on a trading day), and $0.195 per share.

An FF Notes Event of Default would have occurred upon the occurrence of any of the following: The failure to pay obligations when due; failure to issue shares upon conversions as required; a material breach of representations and warranties or covenants; the entry of material judgments against certain of the Company’s subsidiaries; the initiation of bankruptcy or insolvency proceedings of certain of our subsidiaries; defaults on other indebtedness; failure to remain subject to and compliant with the Exchange Act; failure to maintain intellectual property and other necessary assets; the restatement of any financial statements; disclosure or attempted disclosure of material non-public information to the May 2024 FF Note holder; unavailability of Rule 144 under the Securities Act (“Rule 144”) for resales of the Company’s securities on or after six months from the issuance date of the May 2024 FF Note; and the delisting or suspension of listing of the Company’s common stock by the NYSE American. The occurrence of an FF Notes Event of Default would have resulted in a number of additional obligations to the May 2024 FF Note holder, including acceleration and multiplication by 125% of the May 2024 FF Note balance; default interest at the rate of the lesser of (i) 15% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid; and the increase of the principal balance of the May 2024 FF Note by $3,000 each calendar month until the May 2024 FF Note is repaid in its entirety.

If, at any time prior to the full repayment or full conversion of all amounts owed under the May 2024 FF Note, the Company had received cash proceeds from any source or series of related or unrelated sources on or after the date of the May 2024 FF Note, including but not limited to, payments from customers, the issuance of equity or debt, the incurrence of Indebtedness (as defined in the May 2024 FF Note and the June 2024 FF Note), a merchant cash advance, sale of receivables or similar transaction, the exercise of outstanding warrants of the Company, the issuance of securities pursuant to an Equity Line of Credit or the Company’s offering of securities under Regulation A under the Securities Act, or the Company’s sale of assets (including but not limited to real property), the Company was required, within one business day of the Company’s receipt of such proceeds, to inform the holder of the May 2024 FF Note of or publicly disclose such receipt, following which the holder of the May 2024 FF Note had the right in its sole discretion to require the Company to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the May 2024 FF Note. The 110% prepayment premium would have applied to any repayment of the May 2024 FF Note pursuant to this requirement prior to the occurrence of an FF Notes Event of Default.

The May 2024 FF Note was a senior secured obligation of the Company, with priority over all existing and future indebtedness of the Company, except that the May 2024 FF Note was junior in priority to the Second CBAZ Promissory Note and, in accordance with the Amendment to May 2024 FF Transaction Documents, pari passu in priority to the June 2024 FF Note. The May 2024 FF Note prohibited the Company from incurring any Indebtedness that was senior to or pari passu with the obligations under the May 2024 FF Note. During the period that any obligation under the May 2024 FF Note remained outstanding, the Company was prohibited, without the May 2024 FF Note holder’s prior written consent, from declaring or paying any dividends or other distributions on shares of capital stock except in the form of shares of common stock or distributions pursuant to a stockholders’ rights plan approved by a majority of the Company’s disinterested directors. The Company also was prohibited from repurchasing any capital stock or repaying any indebtedness other than the May 2024 FF Note and the Second CBAZ Promissory Note while the Company had any obligation under the May 2024 FF Note without FirstFire’s written consent. The Company was also prohibited from (a) changing the nature of its business; (b) selling, divesting, changing the structure of any material assets other than in the ordinary course of business; (c) entering into a Variable Rate Transaction; or (d) entering into any merchant cash advance transaction, sale of receivables transaction, or any other similar transaction, without the consent of FirstFire, which could not be unreasonably withheld. The May 2024 FF Note also contained a most favored nations provision with respect to the issuance of any debt securities of the Company.

On August 23, 2024, FirstFire converted $41,250 of the outstanding balance under the May 2024 FF Note into 137,500 shares of common stock at the FF Notes Fixed Conversion Price ($0.30 per share). On September 16, 2024, the Company made the first amortization payment required under the May 2024 FF Note of $56,715. On September 19, 2024, FirstFire effected two conversions of the May 2024 FF Note, which in aggregate converted the remaining balance of $355,785 under the May 2024 FF Note into 1,185,950 shares of common stock at the FF Notes Fixed Conversion Price.

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

Under the First May 2024 FF Warrant, the holder of the First May 2024 FF Warrant may at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), exercise the First May 2024 FF Warrant to purchase shares of common stock at an initial exercise price of $0.30 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock other than for an Excluded Issuance, or for any issuances of securities at a price which varies or may vary with the market price of the common stock, to match the price of such lower-priced or variable-priced securities, or for other dilution events. Simultaneous with any adjustment to the exercise price as a result of an anti-dilution adjustment, the number of shares underlying the First May 2024 FF Warrant will be adjusted proportionately so that after such adjustment the aggregate exercise price payable under the First May 2024 FF Warrant for the adjusted number of shares underlying the First May 2024 FF Warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise). The First May 2024 FF Warrant also contains rights to any rights to purchase securities of the Company distributed pro rata to the stockholders of the Company.

Second May 2024 FF Warrant

The Second May 2024 FF Warrant was exercisable for up to 250,000 shares of common stock at an initial exercise price of $0.01 per share from the date (the “Second FF Warrants Trigger Date”) of an FF Notes Event of Default until the fifth anniversary of the Second FF Warrants Trigger Date, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation. The Second May 2024 FF Warrant would have been automatically canceled if the May 2024 FF Note had been fully repaid in cash prior to any FF Notes Event of Default. The Second May 2024 FF Warrant otherwise had the same terms and conditions as the First May 2024 FF Warrant.

On September 19, 2024, the remaining balance of the May 2024 FF Note was converted into shares of common stock. The Second May 2024 FF Warrant is therefore no longer exercisable.

The May 2024 FF Note, the First May 2024 FF Warrant, the Second May 2024 FF Warrant, the May 2024 FF Purchase Agreement, the May 2024 FF Security Agreement, the May 2024 FF Registration Rights Agreement, and the Amendment to May 2024 FF Note and May 2024 FF Warrants were filed as Exhibit 4.4, Exhibit 4.5, Exhibit 4.6, Exhibit 10.16, Exhibit 10.17, Exhibit 10.18, and Exhibit 10.19 to the 2024 Second Quarter Report, respectively. The description above is qualified in its entirety by reference to the full text of such exhibits.

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

The foregoing summary of the terms and conditions of the Amendment to May 2024 FF Transaction Documents does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment to May 2024 FF Transaction Documents, a copy of which was filed as Exhibit 10.20 to the 2024 Second Quarter Report.

Placement Agent Compensation Relating to May 2024 Private Placement

Under the Boustead Engagement Letter and the Underwriting Agreement, under which Boustead acted as the placement agent in connection with the initial transaction contemplated by the May 2024 FF Purchase Agreement, the Company paid to Boustead a cash fee of $26,250, equal to 7% of the purchase price of the May 2024 FF Note, and a non-accountable expense allowance of $3,750, equal to 1% of the purchase price of the May 2024 FF Note. The Company also issued Boustead 13,125 shares of common stock, equal to 7% of the May 2024 FF Commitment Shares. In addition, the Company issued a placement agent warrant to purchase up to 7% of the shares issuable upon exercise of the First May 2024 FF Warrant, or 96,250 shares, with an exercise price of $0.30 per share (the “FF Placement Agent Warrant”). The number of shares that may be issued upon exercise of the FF Placement Agent Warrant was limited by the FF Exchange Limitation until the Company obtained the FF Stockholder Approval. The FF Placement Agent Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

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

The foregoing summary of the terms and conditions of the FF Placement Agent Warrant and the Warrant Cancellation Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the FF Placement Agent Warrant and the Warrant Cancellation Agreement, forms or copies of which were filed as Exhibit 4.7 and Exhibit 10.21 to the 2024 Second Quarter Report, respectively.

June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants

On June 18, 2024, the Company entered into the Securities Purchase Agreement, dated as of June 18, 2024 (the “June 2024 FF Purchase Agreement”), between the Company and FirstFire, pursuant to which, as a private placement transaction, the Company issued FirstFire a senior secured promissory note in the principal amount of $198,611 (the “June 2024 FF Note” and together with the May 2024 FF Note, the “FF Notes”); 90,277 shares of common stock (the “June 2024 FF Commitment Shares”), as partial consideration for the purchase of the June 2024 FF Note; a warrant at an initial exercise price of $0.30 per share (the “First June 2024 FF Warrant”) for the purchase of up to 662,036 shares of common stock at an initial exercise price of $0.30 per share, as partial consideration for the purchase of the June 2024 FF Note; and a warrant (the “Second June 2024 FF Warrant” and together with the First June 2024 FF Warrant, the “June 2024 FF Warrants”) for the purchase of up to 120,370 shares of common stock at an initial exercise price of $0.01 per share exercisable from the Second FF Warrants Trigger Date, that we issued to FirstFire as partial consideration for the purchase of the June 2024 FF Note.

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

June 2024 FF Purchase Agreement

Under the June 2024 FF Purchase Agreement, until the June 2024 FF Note was fully converted or repaid, the June 2024 FF Note holder had participation rights and rights of first refusal on any offers of the Company’s securities other than offerings previously disclosed in the Company’s reports filed with the SEC or any Excluded Issuance, and most favored nation rights on any offers of the Company’s securities other than for an Excluded Issuance. The Company was also prohibited from effecting or entering into an agreement involving a Variable Rate Transaction other than pursuant to an “at-the-market” agreement with a registered broker-dealer, whereby such registered broker-dealer would be acting as principal in the purchase of common stock from the Company or an Equity Line of Credit, without the consent of FirstFire, not to be unreasonably withheld. In addition, the Company was required not to issue or agree, propose, or offer to issue any shares of common stock or securities with underlying common stock prior to the 30th calendar day after the date of the June 2024 FF Purchase Agreement other than an Excluded Issuance.

The June 2024 FF Purchase Agreement (as well as the June 2024 FF Note and the June 2024 FF Warrants) provided that the maximum amount of shares of common stock issuable under the June 2024 FF Note and the June 2024 FF Warrants was limited to the FF Exchange Limitation until the we had obtained the FF Stockholder Approval. The Company was required to hold a meeting of stockholders on or before the date that was six months after the date of the June 2024 FF Purchase Agreement, for the purpose of obtaining the FF Stockholder Approval, with the recommendation of the Company’s board of directors that such proposal be approved; the Company was required to solicit proxies from the Company’s stockholders in connection with the proposal in the same manner as all other management proposals in such proxy statement; and all management-appointed proxyholders must vote their proxies in favor of such proposal. In addition, all members of the Company’s board of directors and all of the Company’s executive officers were required to vote in favor of such proposal, for purposes of obtaining the FF Stockholder Approval, with respect to all of the Company’s securities then held by such persons, and the Company was generally required to use the Company’s commercially reasonable efforts to obtain the FF Stockholder Approval. If the Company had not obtained the FF Stockholder Approval at the first meeting at which the proposal was voted upon, the Company was required to call a stockholder meeting as often as possible thereafter to seek the FF Stockholder Approval until the FF Stockholder Approval was obtained.

On September 18, 2024, 2024 Annual Meeting was held. At the 2024 Annual Meeting, the stockholders approved a proposal to approve the issuance of all of the shares of common stock, issued or issuable pursuant to the May 2024 FF Purchase Agreement, the June 2024 FF Purchase Agreement, and the Boustead Engagement Letter, in connection with the May 2024 FF Purchase Agreement and the June 2024 FF Purchase Agreement, in accordance with Section 713(a) of the NYSE American Company Guide. As a result, the FF Stockholder Approval was obtained.

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

June 2024 FF Note

The principal amount of the June 2024 FF Note was based on an original issue discount of 10% and interest at the rate of 10% per annum on a 365-day basis. The interest was guaranteed, which required that the first 12 months of interest (equal to approximately $19,861) be paid. The June 2024 FF Note was to mature on the earlier of the 12-month anniversary date of the issuance date, or June 18, 2025, and the date of the consummation of a sale, conveyance or disposition of all or substantially all of the assets of the Company, or the consolidation, merger or other business combination of the Company with or into any other entity when the Company is not the survivor.

Under the June 2024 FF Note, the Company was required to make eight monthly amortization payments of approximately $27,309 each, commencing October 18, 2024, and pay the entire remaining outstanding balance on June 18, 2025. The Company was permitted to prepay the June 2024 FF Note any time prior to an FF Notes Event of Default on 15 trading days’ prior written notice for an amount equal to 110% of the principal amount then outstanding and 110% of the accrued and unpaid interest outstanding.

Under the June 2024 FF Note, the holder of the June 2024 FF Note was permitted, at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), to convert the outstanding principal amount and accrued interest under the June 2024 FF Note into shares of common stock at the initial FF Notes Fixed Conversion Price. If the Company failed to make an amortization payment when due under the June 2024 FF Note, the balance remaining under the June 2024 FF Note would have become convertible, and the conversion price would have become the lower of the then-applicable FF Notes Fixed Conversion Price and 80% of the lowest closing price of the common stock during the ten trading days prior to the date of a conversion of the June 2024 FF Note. If an FF Notes Event of Default had occurred, then the balance remaining under the June 2024 FF Note would have become convertible at the lower of the FF Notes Fixed Conversion Price, the closing price of the common stock on the date of the FF Notes Event of Default (or the next trading day if such date is not on a trading day), and $0.195 per share.

An FF Notes Event of Default would have occurred upon the occurrence of any of the following: The failure to pay obligations when due; failure to issue shares upon conversions as required; a material breach of representations and warranties or covenants; the entry of material judgments against certain of the Company’s subsidiaries; the initiation of bankruptcy or insolvency proceedings of certain of the Company’s subsidiaries; defaults on other indebtedness; failure to remain subject to and compliant with the Exchange Act; failure to maintain intellectual property and other necessary assets; the restatement of any financial statements; disclosure or attempted disclosure of material non-public information to the June 2024 FF Note holder; unavailability of Rule 144 for resales of the Company’s securities on or after six months from the issuance date of the June 2024 FF Note; and the delisting or suspension of listing of the Company’s common stock by the NYSE American. The occurrence of an FF Notes Event of Default would have resulted in a number of additional obligations to the June 2024 FF Note holder, including acceleration and multiplication by 125% of the June 2024 FF Note balance; default interest at the rate of the lesser of (i) 15% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid; and the increase of the principal balance of the June 2024 FF Note by $3,000 each calendar month until the June 2024 FF Note is repaid in its entirety.

If at any time prior to the full repayment or full conversion of all amounts owed under the June 2024 FF Note the Company had received cash proceeds from any source or series of related or unrelated sources on or after the date of the June 2024 FF Note, including but not limited to, payments from customers, the issuance of equity or debt, the incurrence of Indebtedness, a merchant cash advance, sale of receivables or similar transaction, the exercise of outstanding warrants of the Company, the issuance of securities pursuant to an Equity Line of Credit of the Company or the Company’s offering of securities under Regulation A under the Securities Act, or the Company’s sale of assets (including but not limited to real property), the Company was required, within one business day of the Company’s receipt of such proceeds, to inform the holder of the June 2024 FF Note of or publicly disclose such receipt, following which the holder of the June 2024 FF Note had the right in its sole discretion to require the Company to immediately apply up to 100% of such proceeds to repay all or any portion of the outstanding principal amount and interest (including any default interest) then due under the June 2024 FF Note, not including any such proceeds used to repay the May 2024 FF Note. The 110% prepayment premium would have applied to any repayment of the June 2024 FF Note pursuant to this requirement prior to the occurrence of an FF Notes Event of Default.

The June 2024 FF Note was a senior secured obligation of the Company, with priority over all existing and future indebtedness of the Company, except that the June 2024 FF Note provided that it was pari passu in priority to the May 2024 FF Note, and junior in priority to the Second CBAZ Promissory Note. The June 2024 FF Note prohibited the Company from incurring any Indebtedness that is senior to or pari passu with the obligations under the June 2024 FF Note. During the period that any obligation under the June 2024 FF Note remained outstanding, the Company was prohibited, without the June 2024 FF Note holder’s prior written consent, from declaring or paying any dividends or other distributions on shares of capital stock except in the form of shares of common stock or distributions pursuant to a stockholders’ rights plan approved by a majority of the Company’s disinterested directors. The Company also was prohibited from repurchasing any capital stock or repaying any indebtedness other than the May 2024 FF Note and the Second CBAZ Promissory Note while the Company had any obligation under the June 2024 FF Note and the Second CBAZ Promissory Note while the Company had any obligation under the June 2024 FF Note without FirstFire’s written consent. The Company was also prohibited from (a) changing the nature of its business; (b) selling, divesting, changing the structure of any material assets other than in the ordinary course of business; (c) entering into a Variable Rate Transaction; or (d) entering into any merchant cash advance transaction, sale of receivables transaction, or any other similar transaction, without the consent of FirstFire, which could not be unreasonably withheld. The June 2024 FF Note also contained a most favored nations provision with respect to the issuance of any debt securities of the Company.

On September 19, 2024, FirstFire converted the entire balance under the May 2024 FF Note of $218,472 into 728,240 shares of common stock at the FF Notes Fixed Conversion Price ($0.30 per share).

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

Under the First June 2024 FF Warrant, the holder of the First June 2024 FF Warrant may at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), exercise the First June 2024 FF Warrant to purchase shares of common stock at an initial exercise price of $0.30 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock other than for an Excluded Issuance, or for any issuances of securities at a price which varies or may vary with the market price of the common stock, to match the price of such lower-priced or variable-priced securities, or for other dilution events. Simultaneous with any adjustment to the exercise price as a result of an anti-dilution adjustment, the number of shares underlying the First June 2024 FF Warrant will be adjusted proportionately so that after such adjustment the aggregate exercise price payable under the First June 2024 FF Warrant for the adjusted number of shares underlying the First June 2024 FF Warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise). The First June 2024 FF Warrant also contains rights to any rights to purchase securities of the Company distributed pro rata to the stockholders of the Company.

See “—Recent Developments – Exercise of First June 2024 FF Warrant” for related recent developments.

Second June 2024 FF Warrant

The Second June 2024 FF Warrant was be exercisable for up to 120,370 shares of common stock at an initial exercise price of $0.01 per share from the Second FF Warrants Trigger Date until the fifth anniversary of the Second FF Warrants Trigger Date, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation. The Second June 2024 FF Warrant would have been automatically cancelled if the June 2024 FF Note had been fully repaid in cash prior to any FF Notes Event of Default. The Second June 2024 FF Warrant otherwise had the same terms and conditions as the First June 2024 FF Warrant.

On September 19, 2024, the entire balance of the June 2024 FF Note was converted into shares of common stock. The Second June 2024 FF Warrant is therefore no longer exercisable.

General

The June 2024 FF Note, the First June 2024 FF Warrant, the Second June 2024 FF Warrant, the June 2024 FF Purchase Agreement, the June 2024 FF Security Agreement, and the June 2024 FF Registration Rights Agreement were filed as Exhibit 4.8, Exhibit 4.9, Exhibit 4.10, Exhibit 10.22, Exhibit 10.23, and Exhibit 10.24 to the 2024 Second Quarter Report, respectively. The description above is qualified in its entirety by reference to the full text of such exhibits.

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

September 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On September 26, 2024, the Company delivered a letter (the “September 2024 Reduced Exercise Price Offer”) to FirstFire containing an offer to voluntarily temporarily reduce the exercise price under the First May 2024 FF Warrant and the First June 2024 FF Warrant (collectively, the “FirstFire Warrants”) from the initial exercise price of $0.30 per share to the Reduced Exercise Price, or $0.25 per share. On the same date, FirstFire accepted and executed the September 2024 Reduced Exercise Price Offer. The September 2024 Reduced Exercise Price Offer was subject to certain terms and conditions, including the following: (i) The FirstFire Warrants were only exercisable at the Reduced Exercise Price on or prior to October 14, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the FirstFirst Warrants would occur as a result of the September 2024 Reduced Exercise Price Offer or any exercise of the FirstFire Warrants according to its terms; (iii) the September 2024 Reduced Exercise Price Offer had no effect on the terms and conditions of the FirstFire Warrants Redemption Agreement, such that any exercise of the FirstFire Warrants at the Reduced Exercise Price would reduce the Redemption Price (as defined by the Redemption Agreement) for the remaining unexercised portion of the FirstFire Warrants by the same amount as would apply to an exercise of the FirstFire Warrants at the initial exercise price of $0.30 per share; and (iv) the September 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company. In addition, under the terms of the September 2024 Reduced Exercise Price Offer, any attempt to exercise the FirstFire Warrants by cashless exercise at the Reduced Exercise Price will be null and void.

The September 2024 Reduced Exercise Price Offer is filed as Exhibit 10.12 to this Quarterly Report on Form 10-Q, and the description above is qualified in its entirety by reference to the full text of such exhibit.

See “—Recent Developments – October 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC” for related recent developments.

April 2024 Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note provided for Mr. Nelson to make additional advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note accrued interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

The April 2024 Note was filed as Exhibit 4.11 to the 2024 Second Quarter Report, and the description above is qualified in its entirety by reference to the full text of such exhibit.

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

Under a Business Loan Agreement, dated December 11, 2023, between the Company and CBAZ (the “Second CBAZ Loan Agreement”), the Company and CBAZ entered into a $2,000,000 secured revolving line of credit (the “Second CBAZ LOC”). In connection with the Second CBAZ LOC, CBAZ issued a promissory note to the Company, dated December 11, 2023 (the “Second CBAZ Promissory Note”), with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and CBAZ immediately disbursed $334,625 of the funds in connection with the Second CBAZ LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First CBAZ LOC. The principal balance under the Second CBAZ Promissory Note incurred interest at a fixed rate per annum of 7.21% per annum, and would have matured on December 11, 2024. There was no penalty for prepayment of the Second CBAZ Promissory Note. The Second CBAZ LOC was required to be secured by a 12-month certificate of deposit account held with CBAZ with a minimum balance of $2,100,000 (the “CD Collateral”) under the Assignment of Deposit Account, dated December 11, 2023, between the Company and CBAZ (the “Assignment of Deposit Account”).

In connection with the Second CBAZ LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property; (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events would have constituted a default under the Second CBAZ LOC: (i) failing to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or CBAZ believing the prospect of payment or performance under any loans under the Second CBAZ LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due would have been charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second CBAZ Promissory Note would have increased to 13.21%; all indebtedness under the Second CBAZ Promissory Note would have become due at the option of CBAZ, except that if an event of default occurred due to an insolvency or certain similar events, the indebtedness would have become due immediately automatically; all of CBAZ’s obligations under the Second CBAZ Loan Agreement would have terminated; and CBAZ could have taken any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second CBAZ LOC was also subject to certain other terms and conditions.

On July 26, 2024, the Company fully repaid the Second CBAZ Promissory Note. The certificate of deposit account underlying the CBAZ Collateral was closed and redeemed, and the CBAZ Assignment of Deposit and the Second CBAZ Loan Agreement are no longer in effect.

The First CBAZ Loan Agreement, the First CBAZ Promissory Note, the Second CBAZ Loan Agreement, the Second CBAZ Promissory Note, and the Assignment of Deposit Account were filed as Exhibit 10.36, Exhibit 10.37, Exhibit 10.38, Exhibit 10.39, and Exhibit 10.40 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Nonconvertible 8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due. As of September 30, 2024 and December 31, 2023, $101,468 and $113,304 of accrued interest under these promissory notes remained due. See Exhibit 4.1 to the 2023 Annual Report for a further description of the 8% unsecured promissory notes and related warrants. The form of the 8% nonconvertible promissory notes and the form of the warrants issued with the 8% unsecured promissory notes were filed as Exhibit 4.6 and Exhibit 4.9 to the 2023 Annual Report, and the description above is qualified in its entirety by reference to the full text of such exhibits.

Leases

The Company leases its corporate offices consisting of approximately 3,154 square feet under a lease agreement dated November 1, 2022, as amended by an addendum dated November 2, 2022 (the “Amendment to Office Lease”), and as further amended under a first amendment to lease dated April 1, 2023 (as amended, the “Office Lease”). The Office Lease’s initial term from November 1, 2022 to April 30, 2023 was extended for a 39-month term beginning on May 4, 2023 and ending on August 3, 2026. Under the Office Lease, rent for the first month was $6,742 and was $7,491 for each subsequent month through April 2023, plus applicable rental taxes, sales taxes, and operating expenses. Monthly rent was $7,359 from May 4, 2023 to May 3, 2024, abated for the first three months of this period; and will be $7,580 from May 4, 2024 to May 3, 2025; $7,808 from May 4, 2025 to May 3, 2026; and $8,042 from May 4, 2026 to August 3, 2026, plus applicable rental taxes. Parking fees were $290.50 for the first month and will be $325.00 for each subsequent month. The Company also paid an initial security deposit of $8,000 in November 2022 and a second security deposit of $16,000 in May 2023. The initial security deposit will be refunded and credited toward monthly rent for the months beginning May 4, 2024 and May 4, 2025 if the Company has performed all obligations under the Office Lease, including making all rent payments when due. The Company may exercise a one-time option to extend the Office Lease for an additional three-year term upon 9-12 months’ notice for the fair market rent at the time of the extension, as determined in accordance with the Office Lease, and which will not be less than 103% of the final rent amount under the current term. Under the Office Lease, the Company must pay for any tenant improvements above the allowance provided for such improvements of $37,848 or that are not in compliance with the terms of the amended lease agreement.

The Office Lease and the Amendment to Office Lease were filed as Exhibit 10.12 and Exhibit 10.22 to the 2023 Annual Report, respectively, and the description above is qualified in its entirety by reference to the full text of such exhibits.

The Company also leased office space under a lease agreement that expired on May 31, 2023. Monthly rent was $12,075 and included annual escalations. In December 2021, the Company entered into an agreement to sublease its office space. The sublease ended on May 31, 2023 and included fixed rent of $9,894 per month.

Common Stock Purchase Agreement

Under a Common Stock Purchase Agreement, dated as of January 5, 2024 (the “Tumim Purchase Agreement”), and a Registration Rights Agreement, dated as of January 5, 2024 (the “Tumim Registration Rights Agreement”), each between the Company and Tumim Stone Capital LLC (“Tumim”), Tumim had committed to purchase, upon the terms and conditions specified in the Tumim Purchase Agreement and the Tumim Registration Rights Agreement, up to $25 million of the Company’s common stock. Under the Tumim Purchase Agreement, we sold a total of 114,496 shares of common stock to Tumim at an average price per share of approximately $0.44 for aggregate gross proceeds of $50,627.

As consideration for Tumim’s commitment to purchase shares of common stock upon the terms of and subject to satisfaction of the conditions set forth in the Tumim Purchase Agreement, on the date of the initial filing with the SEC of the registration statement to register under the Securities Act the offer and resale by Tumim of all of the shares of common stock that may be issued and sold by the Company to Tumim from time to time under the Tumim Purchase Agreement pursuant to the Tumim Registration Rights Agreement (the “Tumim Registration Statement”), the Company was required to pay $500,000 in cash or issue to Tumim shares of common stock as consideration for its commitment to purchase shares of our common stock from time to time at our direction under the Tumim Purchase Agreement (the “Tumim Commitment Shares”) in an amount valued at $500,000 in the aggregate, subject to a beneficial ownership limitation of 4.99% of the outstanding shares of the Company’s common stock beneficially owned by Tumim and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder) (the “Tumim Beneficial Ownership Limitation”). The per share value of the Tumim Commitment Shares was required to be calculated by dividing (i) a $500,000 commitment fee (the “Tumim Commitment Fee”), by (ii) the average of the daily volume-weighted average prices (“VWAPs”) during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the Tumim Registration Statement. If any shares that were otherwise required to be issued as Tumim Commitment Shares were not permitted to be issued due to the Tumim Beneficial Ownership Limitation, the Company was required to pay to Tumim in cash the amount equal to the product of (i) the number of shares that may not be issued as Tumim Commitment Shares due to the Tumim Beneficial Ownership Limitation and (ii) the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the Tumim Registration Statement. Accordingly, on the date of the initial filing with the SEC of the Tumim Registration Statement, the Company issued 661,102 shares of common stock as the Tumim Commitment Shares to Tumim, which were valued at $470,360.45 in the aggregate, based on the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the Tumim Registration Statement, which constituted approximately 4.99% of the outstanding shares of common stock, and, due to the Tumim Beneficial Ownership Limitation and pursuant to the terms and conditions of the Tumim Purchase Agreement summarized above, we paid Tumim $29,639.55 in cash, which equaled the value of the Tumim Commitment Shares that would have been issued but for the application of the Tumim Beneficial Ownership Limitation. In addition, as required under the Tumim Purchase Agreement, the Company reimbursed Tumim for the reasonable legal fees and disbursements of Tumim’s legal counsel in the amount of $75,000.

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

Under the Boustead Engagement Letter, Boustead acted as the placement agent in connection with the transactions contemplated by the Tumim Purchase Agreement. We agreed to issue Boustead 49,193 shares of common stock in connection with our issuance of the Tumim Commitment Shares to Tumim on January 26, 2024, equal to 7% of the number of Tumim Commitment Shares that would have been issued but for the application of the Tumim Beneficial Ownership Limitation, as a fee pursuant to the Boustead Engagement Letter. Under the Boustead Engagement Letter, the Company was also required to pay Boustead cash in the amount of 8% in aggregate of the amount actually paid by Tumim to the Company pursuant to the Tumim Purchase Agreement. The Company was also required to issue to Boustead warrants to purchase a number of shares equal to 7% of the shares of common stock issued to Tumim pursuant to purchases under the Tumim Purchase Agreement, with an exercise price equal to the applicable purchase price per share. In March 2024, we therefore issued Boustead warrants to purchase up to 8,014 shares of common stock in aggregate with a weighted-average exercise price of approximately $0.44 per share. The warrants that were required to be issued to Boustead will be exercisable for a period of five years from the date of issuance and contain cashless exercise provisions. Boustead also has certain registration rights with respect to these warrants. Boustead and its affiliates are not in any manner related to Tumim or any of Tumim’s affiliates. Boustead’s compensation under the Boustead Engagement Letter in connection with the Tumim Purchase Agreement is subject to reduction or adjustment to the extent that such compensation is determined to be in excess of or otherwise noncompliant with applicable rules of FINRA.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operations. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments.

See Note 1 – Principal Business Activity and Significant Accounting Policies in the financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of our other significant accounting policies. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of September 30, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of September 30, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized.  The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the three and nine months ended September 30, 2024 and 2023. Capitalized costs associated with the platform during the three and nine months ended September 30, 2024 and 2023 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project.  The following other costs during the three and nine months ended September 30, 2024 and 2023 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three and nine months ended September 30, 2024 and 2023, the Company wrote off net capitalized software development costs of $0.

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

Revenue from performance obligations satisfied over time consists of the sale of subscription agreements to individual organizations or customers that are more than one month in duration and are recognized on a monthly basis over the life of the subscription agreement. There were $23,668 of open receivables at September 30, 2024 and $58,775 at December 31, 2023.

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

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted during the nine months ended September 30, 2023:

Nine Months Ended
September 30, 2023
Risk-free interest rate	3.52%
Expected term (in years)	5.42
Expected volatility	50%
Expected dividend yield	$-

The following table summarizes, by grant date, the number of stock options granted during the nine months ended September 30, 2023, and the associated per share exercise price and estimated fair value:

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

No stock options were granted during the nine months ended September 30, 2024.

The following table summarizes by grant date the number of restricted stock awards granted during the nine months ended September 30, 2023:

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

After taking into consideration each PWERM analysis, the Company calculated the grant date fair value for financial reporting purposes of grants of options and restricted stock prior to the date of the listing of the Company’s common stock on the NYSE American on November 14, 2023 based on additional factors not taken into account by the valuation reports.

Recent Accounting Pronouncements

See the sections titled “Principal Business Activity and Significant Accounting Policies — Adopted Accounting Pronouncements” and “—New Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information in Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Contractual Obligations – Midwestern Settlement Agreement” is incorporated by reference herein. Other than as disclosed above, during the three months ended September 30, 2024, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS.

Our current liabilities could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our financial obligations, which may have a material adverse effect on us.

As of September 30, 2024, we had outstanding indebtedness and other liabilities totaling approximately $2.682 million, compared to approximately $1,000 in cash and cash equivalents. Our current level of indebtedness and other financial obligations increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and other financial obligations. The level of our indebtedness and other financial obligations could have other important consequences on our business, including:

●	making it more difficult for us to satisfy our obligations with respect to indebtedness and other financial obligations;

●	increasing our vulnerability to adverse changes in general economic, industry, and competitive conditions;

●	requiring us to dedicate a significant portion of our cash flows from operations to make payments on our indebtedness and other financial obligations, thereby reducing the availability of our cash flows to fund working capital and other general corporate purposes;

●	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

●	restricting us from capitalizing on business opportunities;

●	placing us at a competitive disadvantage compared to our competitors that have less debt and other financial obligations;

●	limiting our ability to borrow additional funds for working capital, acquisitions, debt service requirements, execution of our business strategy, or other general corporate purposes;

●	requiring us to provide additional credit support, such as letters of credit or other financial guarantees, to our customers or suppliers, thereby limiting our availability of funds;

●	limiting our ability to enter into certain commercial arrangements because of concerns of counterparty risks; and

●	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that have less debt.

The occurrence of any one or more of these circumstances could have a material adverse effect on us.

Our ability to pay off our indebtedness and other financial obligations depends on and is subject to our financial and operating performance, which in turn is affected by general and regional economic, financial, competitive, business, and other factors (many of which are beyond our control), including the availability of financing in the international banking and capital markets. We cannot be certain that our business will generate sufficient cash flows from operations or that capital will be available to us in an amount sufficient to enable us to pay off our indebtedness and other financial obligations, or to fund our other liquidity needs.

If we are unable to meet our debt and other financial obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt and other financial obligations. Failure to successfully restructure or refinance our debt and other financial obligations could cause us to default on our debt and other financial obligations and would impair our liquidity. Our ability to restructure or refinance our debt and other financial obligations will depend on the condition of the capital markets, which is outside of our control, and our financial condition at such time. Any refinancing of our debt and other financial obligations could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

Moreover, in the event that we fail to make a required payment on our debt and other financial obligations when due, if not cured or waived, the affected creditor could elect to declare all the funds borrowed or owed to be immediately due and payable, together with accrued and unpaid interest. Our assets or cash flows may not be sufficient to fully pay off debt and other financial obligations upon such demand. Any failure to repay our indebtedness or other financial obligations when due, if not cured or waived, could force us into bankruptcy, reorganization, insolvency, or liquidation.

We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.

Our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow. We have incurred losses for each period from our inception and a significant accumulated deficit. For the nine months ended September 30, 2024 and 2023, our net loss was approximately $5.413 million and approximately $2.676 million, respectively, and our net cash used in operating activities was approximately $3.489 million and approximately $1.497 million, respectively. For the fiscal years ended December 31, 2023 and 2022, our net loss was approximately $5.478 million and approximately $6.674 million, respectively, and our cash used in operating activities was approximately $4.848 million and approximately $4.928 million, respectively. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of approximately $22.372 million and approximately $16.959 million, respectively. As of September 30, 2024, we had total current liabilities of approximately $2.605 million, compared to approximately $1,000 in cash and cash equivalents.

As a result of our critical financial condition, we are actively seeking to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. Even if we are successful in this regard, we will require substantial additional capital to fund our planned operations, and if we fail to obtain necessary financing, our business plans may not be successful.

Our ability to obtain the necessary financing to carry out our operating plans or remain in operation is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on acceptable terms, we will have to significantly reduce our spending, delay or cancel our planned activities, substantially change our corporate or capital structure, terminate major unprofitable business operations that have defined our company since inception, and sell the related assets. Any of these contingency plans may at minimum change our business focus to one with which you do not agree or that may not meet your investment objectives, and if they are not successful, we may be forced into bankruptcy or dissolution and your investment could lose all value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2024 but was not reported.

There have been no material changes to the procedures by which security holders may recommend nominees to the Board where those changes were implemented after the Company last provided disclosure of such procedures.

ITEM 6. EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.3	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
4.1	Pre-Funded Common Stock Purchase Warrant issued on July 23, 2024 by Signing Day Sports, Inc. to Clayton Adams (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 24, 2024)
4.2	Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of July 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 26, 2024)
4.3	Pre-Funded Common Stock Purchase Warrant issued on July 15, 2024 by Signing Day Sports, Inc. to Bevilacqua PLLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 18, 2024)
4.4	Promissory Note issued to Daniel Nelson, dated as of September 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 2024)
10.1	Binding Term Sheet, dated September 18, 2024, between Dear Cashmere Group Holding Company, James Gibbons, Nicolas Link, and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024)
10.2	Termination Agreement, dated September 18, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 19, 2024)
10.3	Redemption Agreement, dated as of August 12, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2024)
10.4	Consulting Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2024)
10.5	Amendment No. 1 to Consulting Agreement, dated as of July 25, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2024)
10.6	Non-Plan Restricted Stock Award Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Birddog Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2024)
10.7	Subscription Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 24, 2024)
10.8	Letter Agreement, dated as of July 15, 2024, between Bevilacqua PLLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2024)
10.9†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Signing Day Sports, Inc. and Daniel Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2024)
10.10†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.11†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.12	Offer of Voluntary Temporary Reduction of Warrants Exercise Price, dated as of September 26, 2024, of Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2024	SIGNING DAY SPORTS, INC.

/s/ Daniel Nelson
	Name:	Daniel Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)