Form 10-K
period 2024-12-31
Signing Day Sports, Inc.
filed 2025-04-11
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

As of June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s shares of common stock, par value $0.0001 per share (“common stock”), held by non-affiliates (based upon the closing price of such shares as reported on the NYSE American LLC) was approximately $3,301,121.43. Shares held by each executive officer and director and by each person who owned more than 10% of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 8, 2025, there were a total of 1,988,576 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Signing Day Sports, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2024

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our,” the “Company,” “Signing Day Sports,” and “our company” refer to the consolidated operations of Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s Common Stock, par value $0.0001 per share. Unless otherwise noted, the share and per share information in this report have been adjusted to give effect to the one-for-five (1-for-5) reverse stock split of the outstanding common stock which became effective on April 14, 2023 and the one-for-forty-eight (1-for-48) reverse stock split of the outstanding common stock which became effective on November 16, 2024.

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

Note Regarding Industry and Market Data

We are responsible for the information contained in this report. This report includes industry and market data that we obtained from periodic industry publications, third-party studies and surveys, filings of public companies in our industry and internal company surveys. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on historical market data, and there is no assurance that any of the forecasts or projected amounts will be achieved. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. The market and industry data used in this report involve risks and uncertainties that are subject to change based on various factors, including those discussed in Part II. Item 1A. “Risk Factors”. These and other factors could cause results to differ materially from those expressed in, or implied by, the estimates made by independent parties and by us. Furthermore, we cannot assure you that a third party using different methods to assemble, analyze or compute industry and market data would obtain the same results.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to identify and execute value-enhancing merger, acquisition or other strategic transactions;

●	anticipated benefits from strategic alliances, sponsorships, and collaborations with certain sports organizations or celebrity professional sports consultants;

●	our ability to implement certain desired artificial intelligence features into our platform;

●	our anticipated ability to obtain additional funding to develop additional services and offerings;

●	expected market acceptance of our existing and new offerings;

●	anticipated competition from existing online offerings or new offerings that may emerge;

●	anticipated favorable impacts from strategic changes to our business on our net sales, revenues, income from continuing operations, or other results of operations;

●	our expected ability to attract new users and customers, with respect to football, sports other than football, or both;

●	our expected ability to increase the rate of subscription renewals;

●	our expected ability to slow the rate of user attrition;

●	our expected ability and third parties’ abilities to protect intellectual property rights;

●	our expected ability to adequately support future growth;

●	our expected ability to comply with user data privacy laws and other legal requirements;

●	anticipated legal and regulatory requirements and our ability to comply with such requirements; and

●	our expected ability to attract and retain key personnel to manage our business effectively.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Part II. Item 1A. “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Summary of Risk Factors

The following is a summary of material risks that could affect our business. This summary may not contain all of our material risks, and it is qualified in its entirety by the more detailed risk factors set forth under Part II. Item 1A. “Risk Factors”.

●	Our current liabilities could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our financial obligations, which may have a material adverse effect on us.

●	We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.

●	We have a limited operating history. There can be no assurance that we will be successful in growing our business.

●	We have a history of losses since our inception and may continue to incur losses for the foreseeable future.

●	Our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

●	We operate in the highly competitive sports recruitment industry which is subject to rapid and significant technological changes.

●	If we fail to acquire new customers, we may not be able to increase net sales or achieve profitability.

●	Our software or services may not operate properly, which could damage our reputation, give rise to claims against us, or divert application of our resources from other purposes, any of which could harm our business and operating results.

●	If our security measures are breached or fail and unauthorized access is obtained to a customer’s data, our service may be perceived as insecure, the attractiveness of our services to current or potential customers may be reduced, and we may incur significant liabilities.

●	We depend on sophisticated information technology systems and data processing to operate our business. If we experience security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, customer data or personal data, we may face costs, significant liabilities, harm to our brand and business disruption.

●	We have incorporated, and plan to incorporate in the future, artificial intelligence, or AI, features into our platform. This technology is new and developing and may present risks that could affect our business.

●	Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

●	There may be challenges to our proprietary technology and any patents that we may obtain.

●	If we fail to renew and/or expand our existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.

●	Some aspects of our products and services incorporate open source software, and our use of open source software could negatively affect our business, results of operations, financial condition, and prospects.

●	Changes in government policy, legislation or regulatory or judicial interpretations could hinder or prevent our ability to conduct our business operations.

●	We are dependent on our management team, and the loss of any key member of this team may prevent us from implementing our business plan in a timely manner, or at all.

●	If we fail to effectively manage our growth, our business, financial condition and operating results could be harmed.

●	We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.

●	Climate change and increased focus by governmental organizations on sustainability issues, including those related to climate change, may have a material adverse effect on our business and operations.

●	It is not possible to predict the actual number of shares we will sell under our committed equity financing facility, or the actual gross proceeds resulting from those sales.

●	Our ability to sell the maximum number of shares permitted to be sold under our committed equity financing facility may be limited by its terms and conditions.

●	The sale and issuance of our common stock under our committed equity financing facility may cause dilution to our existing stockholders, and the sale of the shares of common stock acquired from us under our committed equity financing facility, or the perception that such sales may occur, could cause the price of our common stock to fall.

●	Our management team will have broad discretion over the use of the net proceeds from our sale of shares of common stock under our committed equity financing facility, if any, and you may not agree with how we use the proceeds and the proceeds may not be invested successfully.

●	There was no public market for our common stock prior to the Company’s initial public offering, and an active market in which investors can resell their shares of our common stock may not be sustained.

●	The market price of our common stock has fluctuated significantly and may continue to do so.

●	Certain recent initial public offerings of companies with relatively small public floats comparable to our anticipated public float have experienced extreme volatility that was seemingly unrelated to the underlying performance of the respective company. Our common stock has likewise experienced rapid and substantial price volatility, which may make it difficult for prospective investors to assess the value of our common stock.

●	Short sellers of our stock may drive down the market price of our common stock.

●	We may not be able to maintain a listing of our common stock on the NYSE American stock exchange.

●	If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

●	Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return holders of our common stock may be able to achieve from an investment in our common stock.

●	Our internal control over financial reporting currently may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

●	We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

●	Our principal stockholders, executive officers and directors beneficially own a significant percentage of the outstanding voting power of the Company. As a result, they will be able to exercise significant influence over all matters requiring stockholder approval.

v

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

Signing Day Sports launched in 2019. During 2024, 8,311 aspiring high school athletes and groups throughout the United States subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes.

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

As of December 31, 2024, we had total assets of approximately $1.1 million with total stockholders’ deficit of approximately $2.2 million.

Our sales increased 100.1% year-over-year in 2024 compared to 2023, primarily due to an increase in event revenue and user subscriptions.

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

Competitive Strengths

We believe our key competitive strengths include:

●	Massive Low-Cost Access to Recruiters. Recruiting events, camps, games and showcases such as those hosted by Next College Student Athlete, Gridiron Elite and Perfect Game strive to match high-level high school athletes for in-person competition. Attendees sometimes travel interstate to attend these events and typically pay an attendance fee as well. These events are typically costly to recruits’ families and present a number of practical challenges for recruits. Our app evens the playing field by allowing a student-athlete to get in front of numerous recruiters without any travel or significant costs. Enhancements to our app during 2024 allow student-athletes to filter and search for colleges and college coaches, get contact information and other specifics, and save favorites lists for recruiters by college or coach.

●	More Objective and Fair Player Evaluations. We believe that our platform fills a niche in the current competitive landscape by allowing recruits to put their best foot forward by submitting only their best interviews, verified athletic/academic measurables, video-verified speed testing, drill footage, and highlight and game film. Recruiters can then better assess their prospects than in traditional in-person recruitment events where chance events can throw off even the best student-athletes’ performances.

●	Valuable Student-Athlete Comparison Tools. Our platform allows coaches to evaluate prospects’ drill performances frame-by-frame, side-by-side. Additionally, our platform has verified statistics within individual recruiting profiles. Our tool offers these and a number of other unique features that recruiters and their prospects find exceptionally valuable.

●	Designed for Coaches and Recruiters. Through our platform’s verified measurables, “Film Room,” “Big Board,” and “Interview” features, our coach/recruiter-facing platform allows college coaches and recruiters to drive the recruitment process. Our platform allows recruiters to easily access and request verifiable information from thousands of student-athletes across the nation. After players submit their video-verified uploads, verified academics, and supplemental data like responses to interview questions, coaches can make well-informed decisions. Our in-platform messaging allows coaches to communicate directly with prospective recruits. All of our platform’s features are designed to produce an efficient, comprehensive and intuitive process for accessing, comparing, ranking and recruiting student-athletes by user coaches and recruiters. Our data and video-verified information can also be transferred into other data systems used by college recruiters, allowing our system to function either alone or together with other systems as needed.

●	Designed for Players and Parents. Our app’s player-facing mobile platform easily allows players to submit video-verified information, verified academic information, responses to interview questions, and other data, and be seen by hundreds of college coaches and recruiters. In the comfort of their own home or a nearby field, players can upload all the information coaches need to make a well-informed decision.

●	Educational Tools for Players and Parents. Signing Day Sports supports student-athletes and parents through the entirety of the recruiting process in three ways. First, our former college coaches, professional athletes, and player personnel directors are readily available through the Signing Day Sports app, website, social media accounts, and weekly webinars. They support and communicate regularly with student-athletes to assist them throughout the recruiting process. The second way is The Wire, Signing Day Sports’ official blog. We regularly post educational and informative blog entries that consist of interviews, player features, in-depth dives into specific recruiting processes and events, and other relevant subjects. Thousands of visitors read The Wire’s entries every month to stay up to date regarding the most recent recruiting news and updates. The third way is called “Signing Day Sports University” or “SDS University”. SDS University is a Zendesk-based customer-facing knowledge base and is composed of short, educational videos. Student-athletes, parents, and coaches can learn about our app, the collegiate recruiting process from beginning to end, and more through the SDS University video catalog. Topics range from name, image and likeness (NIL), the transfer portal, and eligibility to more specific platform tutorials like uploading videos or sharing the student-athlete’s profile link. SDS University helps leverage our internal knowledge to communicate more efficiently and with more people.

●	Senior Soccer Advisor. Our appointment of Kevin Grogan as Senior Soccer Advisor in December 2023 marks a significant event for Signing Day Sports as a soccer recruitment platform. Mr. Grogan’s distinguished background as a former professional soccer player, seasoned coach, and knowledgeable sports business consultant adds considerable depth and expertise to our team. His combination of direct on-field experience and sharp business acumen, coupled with his thorough understanding of soccer’s athletic and business dimensions, positions him to lead the enhancement of our platform’s impact on the sport. We believe this represents a clear demonstration of our commitment to achieving excellence in collegiate sports recruitment, and are confident that Mr. Grogan’s insights will bolster our ability to provide what we believe will be unparalleled recruitment services and support to young athletes. This commitment aligns with our goal to capitalize on the global appeal of soccer, creating new opportunities for emerging talent and establishing our position as a leader in the college recruitment sector.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Completion and Development of Support for New Sports. We have offered full support for football and baseball on our platform since before 2023. Our official platform support for softball launched in February 2023, and our men’s and women’s soccer platform support launched in May 2023. We plan to continue to develop support and additional features for all the sports on our platform.

●	Investment in our Platform. We will continue to invest in our technology and infrastructure to improve our product and ability to present best-in-class technology in the recruitment space, with planned features such as enhancements to the colleges/coaches search feature that we introduced in 2024. We have also prioritized internal hires of engineers and developers to launch new features and sports platform support, while ensuring product stability and effectiveness. This focus is intended to support the stable, consistent, and cost-efficient development of updates and upgrades to our platform.

●	Launch New Products and Expand Features. Over time, we will continue to launch new products and features to meet market demand. We will prioritize the needs of college coaches and recruiters across the nation, Signing Day Sports event functionality, and the student-athletes seeking to be recruited in major sports verticals. Some of the planned features include:

●	Public Player Profile. By allowing athletes and their parents to share a public version of the student-athlete’s profile, we can ensure that the ultimate power of recruiting is in the student-athlete’s hands. We expect that the public version may be shared with coaches, other student-athletes and on social media and will contain all of the student-athlete’s data, including videos. The profile will be available to anyone, including recruiters and others that are not Signing Day Sports users. Additionally, our profile tracking is being designed to allow players to see who has viewed their profile and may be interested in recruiting them.

●	Social Community of Student-Athletes. Signing Day Sports plans to introduce social features on the platform. We expect these features will help student-athletes share and exchange videos, information, and bragging rights, and enhance the users’ sense of community. With a robust integration of LinkedIn and Facebook, student-athletes will be able to follow other student-athletes, see their profiles and videos in a feed, favorite other student-athletes, and exchange workout tips on our platform forums. Student-athletes will also be able to compete against one another for bragging rights on the leaderboard, complete tasks for badges, and take part in Signing Day Sports community challenges. These social features are expected to engage student-athletes with the Signing Day Sports platform more holistically through these social connections.

●	Upcoming AI features. The Company has implemented and, in some cases, expects to implement the following artificial intelligence (AI) features:

●	Lead scraping AI technology to enhance customer identification and acquisition through personalized outreach based on metrics determined by experts. The Company implemented this feature in November 2023. The feature uses an AI algorithm that analyzes each lead’s profile to create personalized messages. The system may help us find leads that match our target market’s sport and interests, allowing us to engage with customers more efficiently, with higher response rates, and longer-lasting customers.

●	AI matchmaking for student-athletes to find the right fit based on criteria set by an institution. The Company plans to begin development of this feature in the third quarter of 2025. This feature will be an AI algorithm that takes specific needs set forth by a recruiter based on their own criteria and division level of athletics. It will then create recommendations to student-athletes within the Company’s app based on their verified metrics. The data and algorithm will be linked to previous data and analytics related to previous student-athletes recruited by those recruiters.

●	Integration of existing AI video-capturing hardware to streamline video upload and highlight tape creation. We have begun discussions with makers of AI-programed video hardware systems that can capture the video footage of student-athletes. The AI used in these devices enables cameras to recognize players in the field, allowing for more efficient and accurate highlight-tape creation. These devices also allow for minimal human management as they are programmed to follow the action of the game. Our app’s profiles will allow for easier management and integration of the resulting video highlight footage into student-athletes’ Signing Day Sports app’s video resume. We plan to have full API integration for this feature completed by the end of the third quarter of 2025.

●	Standards assessed by AI and creation of grades/evaluations of tasks being completed based on metrics set by experts. We plan to begin development of this feature and complete its integration into the Company’s platform in 2026. It will use an algorithm to use data metrics from professionals, college student-athletes, and peers, establishing standard measurements for all metrics entered into our platform. This algorithm will then produce a grade based on profile data, such as position and age, to produce a standardized grade and measurement tool.

●	Integration of AI chatbots that encourage student-athletes to spend more time on the app, including personalized nutritional plans, fitness plans, general recruiting education, and more. A chatbot is currently active on our website for customer service. A more integrated, advanced chat feature is in testing and planned for final implementation on the Company’s app in the third quarter of 2025, will use an algorithm linked to a series of data tables with information pertaining to the interests and challenges of student-athletes. Student-athletes will be able to use the feature and receive recommended educational resources, action plans, or media-related items. The underlying algorithm will adjust output over time based on user feedback and outcomes of chatbot sessions. The algorithm will also be trained to recognize when relevant information is not available and offer to connect the user to a live Signing Day Sports representative. Based on the live representative’s chat response, the AI algorithm will document and learn the response for future chat sessions.

●	Release of My Invites. With the first iterative release of our platform’s My Invites feature, we believe that our staff can drive player subscriptions and engagement by assembling lists of student-athlete platform candidates and inviting them to our platform with as few as two mouse clicks. Our system can track whether a student-athlete deleted our email, opened it, or signed up for a subscription and analyze the data based on college coach preferences. With this functionality, we believe that we can increase the population of motivated student-athletes to our platform with uploaded verified information like transcripts, drill videos, and height and weight data. This data can then be shared with college coaches based on their preferences to facilitate their data-informed decisions, communicate with prospects, and even make offers and build their virtual team.

●	Increase Profitability through Multiple Revenue Streams. We plan to continue to develop our platform with additional features for all supported sports. We also expect increased profitability as we launch support for student-athletes in related areas such as branded apparel, supplements and nutrition products as funds for product development become available. We expect that a growing subscriber base will allow us to increase subscription margin, increase subscriber lifetime value, and increase monthly and annual renewal profits.

●	Expand Sports Club Support. Prominent youth sports organizations in the United States are involved in many different sports including soccer, baseball, softball, lacrosse, basketball, and track and field. Sports clubs are often more competitive than high school athletic programs, and club players often demonstrate a commitment to continue playing sports at the next level. As we expand our platform to other sports and offer more features for sports that it currently supports, we will prioritize support for youth club sports organizations. Our support will be the expansion of a sales team to directly work with club coaches and organizations. We expect that club teams and organizations will embed our platform fees into their annual fees so that they can offer enhanced recruitment support for players and their parents, while providing their coaches with a tool to streamline the recruitment process. As described below, we have formed a strategic alliance and official sponsorship with a major sports club organization with Elite Development Program Soccer, or EDP, based on this model.

●	Grow and Broaden Brand Awareness. Our brand awareness has developed primarily within our football vertical. With strategic collaborations with football associations, organizations, digital media, social media, event marketing, and organizational alliances, we expect to grow our brand throughout the United States. Additionally, as we launch new sport verticals, we will have many opportunities to increase brand and product awareness through additional markets. We will broaden our reach through educating players, parents, and coaches through best-in-class technology and compelling value.

●	Pursue Strategic Geographies for Product Expansion. With youth sports being played across the world, we will seek to expand our platform and technology to other countries across the globe. Through disciplined research, we will seek to expand our product to areas with significant children’s sport participation, technology adoption, and access to recruiters. We expect to prioritize the North America markets first, then replicate and introduce products suited to the local. For example, our platform’s support for soccer could provide a significant solution to inefficiencies in the student-athlete recruitment process in markets like Mexico and Europe.

●	Digital Marketing Campaigns

●	Business-to-consumer (B2C) digital marketing. Through an expanded B2C digital marketing campaign, we will promote and advertise our products and services to thousands of high-school-aged football players and parents across the nation. With our planned combination of compelling content, brand influencers, and a marketing website, we expect significant growth in individual subscriber growth. In particular, we will prioritize parent-friendly social media platforms such as Facebook, X, and Instagram, and our campaigns will support and educate parents on the recruitment process while providing our value proposition through our products, services and technology.

●	Business-to-business (B2B) digital marketing. Through an expanded B2B digital marketing campaign, we will promote and advertise our products and services to high school and sports club coaches, athletic directors, sports club owners, and their business development teams.

●	Digital marketing techniques. Our digital marketing campaigns will utilize search engine optimization, pay per click, digital ads, and other effective techniques to increase team and organizational subscriptions.

●	Strategic Alliance and Sponsorship Agreements. Our focus on key strategic alliance and sponsorship agreements is aimed to both increase overall player subscriptions and marketing.

●	The U.S. Army Bowl: We will continue to be the official recruitment platform for the U.S. Army Bowl, or the Bowl, an annual national all-star game for U.S. high school football, which was held under our co-supervision in December 2022, December 2023, and December 2024 at Ford Center at The Star in Frisco, Texas. Aside from having priority on-site access to many of the top players in the game, we can promote ourselves, advertise to, and onboard more than an estimated 4,000 student-athletes each year as a sponsor through the game’s advertising channels. U.S. Army Bowl national combines are again planned throughout 2025. Signing Day Sports will continue to operate the U.S. Army Bowl National Combine in December 2025, now the largest high school football combine in the country. The Company will receive a $60 stipend for each athlete who attends the National Combine and pays the full registration fee. The Company will manage specified regional combines, retaining all earnings and absorbing all costs directly with minimal overhead. Regional combines may feature an official U.S. Army Bowl academy, at which the Company will feature a 1-day combine managed and operated by the Company. The Company will receive $135 of any academy fee and commissions for assisting with academy sales. Every participant will receive their video-verified data from their combine in their Signing Day Sports app and, after their free trial period ends, will be added to the app to continue with their recruiting profile. Through the app, athletes will be able to search and communicate directly with coaches from around the country through the newly updated coaches search tab found in the app. See “—Sales and Marketing – Strategic Alliance and Sponsorship Agreements – Sponsorship Agreements for The U.S. Army Bowl”.

●	Elite Development Program Soccer: Under our strategic alliance with EDP, one of the largest organizers of youth soccer leagues and tournaments in the U.S., EDP will offer its student-athletes promotional one-year subscriptions to our platform, provide us with customer data, and promote our recruiting platform as its “Exclusive Recruiting Platform Provider”. We will promote EDP, give access to student-athlete data, and consult with EDP to implement and improve our platform’s features for its student-athletes. Subscription revenues from EDP referrals will be shared between us. See “—Sales and Marketing – Strategic Alliance and Sponsorship Agreements – Strategic Alliance Agreement with Elite Development Program Soccer”.

●	Potential Accretive Acquisitions. We are currently evaluating potential acquisition targets (although no such acquisition target has yet been identified) that could bolster subscriber growth, branding awareness, and revenue shares. These potential acquisitions range from owners of specific game events, student-athlete development programs, and technologies to boost subscriber growth and revenue.

●	Events and Marketing. Through key collaborations, our events team will conduct on-site Signing Day Sports platform registration with high school-aged athletes and their parents. Specifically, at these events, student-athletes will have the opportunity to purchase, download, and upload key data and information on-site. These events will include football skills camps, soccer tournaments, 7v7 football tournaments, baseball showcases, and state-wide combines. Our hosted combine events are expected to continue to be an effective means for gaining exposure to our brand and registering new users on our platform. We plan to increase the number of our hosted combine events and utilize media to increase attendance and exposure at these events.

Our Platform’s Features

Our recruitment platform allows student-athletes to manage their recruitment profile, upload drills and evaluation metrics, interview, and communicate directly with recruiters. Among the features our platform provides are:

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

Keep Track of Student-Athlete Stats and Get Verified

Users can upload their game logs after each game or each week to keep their season stats up to date. We verify this data to potentially increase a student-athlete’s chances to get recruited. Recruiters will need to see and validate a student-athlete’s key attributes such as:

●	Height;

●	Weight;

●	Hand-size;

●	Wing-span;

●	Academic information;

●	Other sport-specific attributes; and

●	Individual drill and game videos.

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

Let Recruiters Meet the Real Student-Athlete

Through our platform, student-athletes can introduce themselves to a recruiter before they have even stepped on a facility’s grounds. The platform’s interview process gives recruiters a first look at the player behind the film. This function is important because recruiters want to get a sense of a student-athlete’s personality before they take the next step in the recruitment process.

Actual Game Film

The platform also allows recruiters to view actual games and highlight films of student-athletes by integrating with verified game film distribution services.

College Coaches Search Option

The platform’s college coaches search option allows student-athletes and their families to conduct a comprehensive search of colleges and universities in the United States and connect with their coaches. It allows searches by area of the country, conference and state, and by Power Four, Division One, FCS, Division Two, Division Three and NAIA membership. It provides an overview of each school, including conference affiliation, school size, and location, and undergraduate degree programs. Each school listing includes the names, emails and social media links for all coaches, graduate assistants, analysts and personnel directors, allows student-athletes and their families to email and connect with them on social media directly from the app, and save favorites lists of selected schools and coaches. This feature will be updated periodically to offer an up-to-date, comprehensive and convenient way to search and connect directly with coaches.

Pricing

All platform users can freely download the mobile app version of our platform. Individual student-athletes can use the app’s features for a temporary free-trial period without payment and must subscribe to continue to use the features of the platform. Student-athletes participating in Bowl combines receive one month of access to the Signing Day Sports app’s recruiting platform with registration, a Signing Day Sports recruiting profile with personal guidance from recruiting experts, video highlights from their combine, and tools to put their game highlights into their profiles on the Signing Day Sports app, and also must subscribe to continue to use the features of the platform. College coaches/recruiters can generally access the platform to evaluate and contact potential recruits without payment. Athletic departments or other group organizations may be eligible for reduced pricing per student-athlete if the whole team participates. Subscriptions for individual student-athletes are currently $249.99 for an annual plan and $24.99 for a monthly plan. Under our strategic alliance agreement with EDP, we offer one-year subscriptions to our platform for a discount price of $175.00 for referrals who purchase an annual subscription, with each referring EDP club having the option to charge a referral up to an additional $124.99 for the subscription. During each term of the agreement, we will remit $50.00 to EDP per referral subscription, pay EDP $75,000 per annual term to pay for EDP’s expenses to perform its obligations under the agreement, and we will pay EDP certain revenue share fees depending on the amount of revenue received from referral subscriptions. See “—Sales and Marketing – Strategic Alliance and Sponsorship Agreements – Strategic Alliance Agreement with Elite Development Program Soccer”. We also have certain pricing arrangements under agreements with other organizations. See “—Sales and Marketing – Other Agreements”.

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

Customers

During 2024, 8,311 aspiring high school athletes throughout the United States subscribed to the Signing Day Sports platform. Colleges in the NCAA Division I, Division II, and Division III, and the NAIA, have utilized our platform for recruitment purposes. Signing Day Sports initially supported football student-athletes, and now also offers a platform for baseball, softball, and men’s and women’s soccer, resulting in even more recruiter and student-athlete platform participants.

We primarily develop our customers through our strategic alliances and sponsorships and direct marketing. For example, as part of our agreement with the U.S. Army Bowl, each student-athlete participant in a combine series pays us an entry fee; we provide each participant with a trial subscription to our platform; and we attempt to convert each trial into a paying subscription using direct marketing. As another example, as part of our strategic alliance with EDP, we market primarily to each EDP soccer club to offer discount subscriptions to our platform to the club’s student-athletes.

We solicit feedback from our customers and coaches on a regular basis, allowing us to understand their evolving needs. We have used this feedback to develop new applications and we intend to continue to develop new offerings based on customer feedback. Our business is not dependent on any particular end customer.

Our Intellectual Property

We believe that our intellectual property rights are valuable and important to our business. We rely on trademarks, patents, copyrights, trade secrets, license agreements, intellectual property assignment agreements, confidentiality procedures, non-disclosure agreements, and employee non-disclosure and invention assignment agreements to establish and protect our proprietary rights. Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees and the functionality and frequent enhancements to our solutions are larger contributors to our success in the marketplace.

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

Our success will depend on our continuous drive for innovation. We plan to invest substantial resources in research and development to enhance our platform and develop new features and functionality. We believe timely development and enhancement of products, services, and features is essential to maintaining our competitive position. Our technical staff must monitor and regularly test our platform, and may on occasion use third-party quality control software. We also maintain a regular release process to update and enhance our existing solutions. In addition, we engage security consulting firms to perform periodic vulnerability analysis of our solutions.

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

Technology and Human Resources Vendor Relationships

We maintain key relationships with certain vendors and third-party service providers to provide critical infrastructure and services to enable us to provide a full suite of services for our customers and human resources. We also make every effort to ensure that risk is appropriately managed with each vendor or third-party service provider. For example, we may use redundant accounts or deployments for a given vendor or third party’s services, or maintain a backup strategy in case a vendor or third party fails to provide the contracted services. These strategies enable us and our platform to continue to function without complete service disruption for our users and staff if a vendor or third-party service provider encounters any issues.

The following are some of our key vendor and third-party service provider relationships:

●	Under arrangements with a number of service providers, third-party database platforms are used to distribute student-athlete data gathered on the Company’s platform to college coaches and recruiters. The shared data may include prospect name, camp jersey number, graduation year, height, weight, various verified athletic measurements, contact information including address, city, state, zip code, high school, other biographical information collected during the registration process, and photos of the prospects. The data will be accessible through the third party’s database platform, and college coaches and recruiters may use the third party’s database platform to evaluate and contact student-athletes that register on our platform. It is believed that by increasing student-athletes’ exposure to college recruiters through these arrangements, more student-athletes may subscribe to our platform to maintain and promote their recruitment profile. No payments are made to the database platform providers by us as part of these arrangements.

●	Under a client service agreement with Tilson HR, Inc., or Tilson, dated June 18, 2020, Tilson agreed to pay wages and benefits, withhold employment taxes, maintain workers’ compensation, and provide certain other employment-related services to certain designated employees of the Company and co-employed by Tilson. We agreed to provide certain information to Tilson and meet certain employment conditions for any co-employed employees. We will generally remain solely responsible for co-employed employees’ acts, errors or omissions with respect to the business activities of the Company. Both parties will cooperate, develop, and implement employment policies and practices relating to co-employed employees, administer paid time off and report any claim, accident, injury, or complaint to the other in relation to co-employed employees. Under the agreement, we paid Tilson an initial enrollment fee, gross payroll and benefits for each co-employed employee each pay period, and a service fee of $500.00 per month for groups of 6 or under, following which time the administrative fee will convert to $1,075.00 per employee per year, which will increase 4% annually after the initial contract term. We must maintain certain general liability insurance, comprehensive automobile liability insurance, and certain professional liability insurance if applicable. The agreement also has customary mutual employee non-solicitation provisions. The agreement also requires an annual irrevocable letter of credit guarantee from our bank. The agreement has a two-year term and automatically renews for additional two-year terms until terminated by either party providing at least sixty days of written notice, by Tilson immediately without notice upon certain material breaches by the Company, or by the Company immediately with payment of an early termination penalty.

●	Under an order for services with Paycor Services, or Paycor, dated May 23, 2022, Paycor provides employee payroll and benefit support services. We must pay an annualized fee of $11,786. The agreement is subject to an early termination fee if terminated prior to the six-month anniversary of the effective date.

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

Strategic Alliance and Sponsorship Agreements

Sponsorship Agreements for The U.S. Army Bowl

2022 Sponsorship Agreement for The U.S. Army Bowl. During the term of our former Draft Sponsorship Agreement, dated September 9, 2022 (the “2022 Sponsorship Agreement”), between the Company and Goat Farm Sports, a New Jersey limited liability company and the owner of the Bowl (“GFS”), we were the exclusive national recruiting partner for the Bowl in 2022, 2023 and 2024, an annual national all-star game for U.S. high school football along with a branded football combine, fiesta event, all-star youth championship, 7v7 and flag championship, and National Signing Day event, which is traditionally the first day that a high school senior can sign a binding National Letter of Intent committing to attend a year at a NCAA member school in exchange for athletics financial aid. The first Bowl held during the term of the 2022 Sponsorship Agreement was held in December 2022 at Ford Center at The Star in Frisco, Texas. Aside from having priority on-site access to many of the top players in the game, we were able to promote ourselves, advertise to, and onboard student-athletes as a sponsor through the game’s advertising channels.

Each year, the U.S. Army Bowl National Combine Series features a series of drills and assessments to measure participating student-athletes’ athleticism and football skills. Under the 2022 Sponsorship Agreement, data collected and analyzed by our platform from these drills and assessments are part of the selection process for determining whether student-athletes participating in the combines may advance to the Bowl and/or National Combine events in December. Each student-athlete is reviewed based on physical ability, skills, game film, combine numbers, and, most importantly, their character, values and leadership. Student-athletes participating in Bowl combines receive one month of access to the Signing Day Sports app’s recruiting platform with registration, a Signing Day Sports recruiting profile with personal guidance from recruiting experts, video highlights from their combine, and tools to put their game highlights into their profiles on the Signing Day Sports platform. Since the beginning of this collaboration, a significant percentage of combine participants have converted to paid platform subscriptions. We also played a pivotal role in the U.S. Army Bowl game itself each December. Our announcement booth is featured prominently as participating senior student-athletes and their families announce their college commitments in front of a national audience. The Company announced and interviewed student-athletes invited to participate in next year’s U.S. Army Bowl game.

Under the 2022 Sponsorship Agreement, we had onsite marketing rights at every Bowl event and football event during the week of Bowl events in the Frisco region at all such events operated by GFS, as well as onsite marketing nationally or internationally, wherever GFS produces and owns such football events, which can include showcases/training camp, combine, 7v7, College Football All-America Team honors selection and other events, rankings shows, and reality show series dedicated to high school football athletes that GFS owns and produces. We also have a national presence at The Ladies Ball, a girls’ basketball tournament owned by GFS, for 2023 and 2024 with branding rights, access to student-athlete data and on-site education.

Under the 2022 Sponsorship Agreement, we had unlimited rights to reuse all Bowl-related media in social media and other media, including on-air content packages, pre-game promos and other footage taken at the Bowl featuring the Company’s apparel or recruiting services. Our branding benefits included Bowl-provided Company signage at the Bowl including eight sideline banners at Bowl events; having our logo, tagline and “National Recruiting Partner” status featured on all official Bowl-related materials including tickets and lanyards; and Bowl-provided Company-branded non-game day apparel for student-athletes and coaches. We had the right to provide other promotional materials to all student-athletes, coaches and media members at each regional and national event. The Bowl’s website was required to feature our logo, tagline, and key messaging; we were required to be featured in Bowl social and digital media in the months leading up to Bowl events, every day in the week prior to an event and at least twice on the date of an event. During a Bowl event, we were recognized as “National Partner” with a script provided by us on the Bowl’s schedule. We had the right to construct and place a booth at or near Bowl registration and at all Bowl events to promote the Company and hand out materials to attendees. We had the right to have a sales representative at the booth to sell services or products at Bowl events and meet coaches, players and spectators. We also had the right to have breakout functions for speaking opportunities with coaches, student-athletes and parents at Bowl events. We were required to receive a complete database after each Bowl event with all student-athlete and parent information. In addition, we were required to receive 500 game tickets to use for any purpose and 25 VIP tickets. The television broadcasting rights were required to include featuring our national sponsorship status with the official Bowl logo on all U.S. television packages and certain international broadcasts, six Company TV spots, opening, middle and closing billboards, and a detailed $100,000 media plan promoting us at the Bowl and all events where Bally Sports Network was producing media.

In addition, both parties were required to work towards creating event sales packages with baked-in services by the Company as well as incentives for additional revenue opportunities for The U.S. Army Bowl from our sales, and revenue sharing opportunities for both parties from clients or partners who can access or leverage our ability, technology, services or expertise (including The U.S. Army). As part of these packages, from 2023 each participant in the combine series paid Signing Day Sports an entry fee.

We agreed to make sponsorship payments consisting of a total of $325,000 for 2022 Bowl events, and equity grants. We agreed to make an initial contribution of $100,000 to GFS; provide valuable product or service donations to student-athletes and participants at our breakout speaking functions with coaches, student-athletes and parents; pay $25,000 to Noel Mazzone by December 15, 2022 for partnership activation purposes; and pay an additional $200,000 to GFS by December 15, 2022. We also agreed to pay for all expenses relating to our sponsorship except as otherwise provided.

In addition, the 2022 Sponsorship Agreement provided that we would provide Richard McGuinness (“McGuinness”) certain shares of the Company’s stock with a value equal to $175,000 for a role to be determined, and that McGuinness would provide Noel Mazzone (“Mazzone”) with certain shares of the Company’s stock with a value equal to $50,000 with rights to purchase additional shares of the Company’s stock with a value equal to $25,000 through certain activities, and that McGuinness and Mazzone contemplated a separate agreement outlining such terms. Under a Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of October 16, 2024 (the “GFS Settlement Agreement”), among the Company, GFS, McGuinness, and Mazzone, this provision was amended and restated to provide that, subject to the approval of the board of directors of the Company or its Compensation Committee (the “Compensation Committee”), and the entry into a standard form of consulting agreement between the Company and McGuinness and a standard form of consulting agreement between the Company and Mazzone, a restricted stock award of 4,167 shares (the “McGuinness Restricted Shares”) of common stock, will be granted to McGuinness under the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan (the “Plan”) for a consultant role to be determined, and a restricted stock award of 209 shares (the “Mazzone Restricted Shares”) of common stock will be granted to Mazzone under the Plan for a consultant role to be determined. The McGuinness Restricted Shares and Mazzone Restricted Shares will be subject to the terms and conditions applicable to restricted stock granted under the Plan, and pursuant to the Company’s standard form of restricted stock award agreement under the Plan. In addition, the GFS Settlement Agreement provided a general release of all claims by each of the parties with respect to the 2022 Sponsorship Agreement. On October 16, 2024, the Company issued the McGuinness Restricted Shares and the Mazzone Restricted Shares.

The 2022 Sponsorship Agreement terminated on December 31, 2024.

2024 Sponsorship Agreement for The U.S. Army Bowl. On January 30, 2025, we entered into a Sponsorship Agreement, dated as of January 30, 2025 (the “2024 Sponsorship Agreement”), between GFS and the Company. The 2024 Sponsorship Agreement provides that GFS is the producer of the annual football event referenced as the U.S. Army Bowl, the All-American Bowl, and/or the Military Appreciation Bowl (the “Bowl”), along with a branded national combine event (the “National Combine”), the events known as “Bowl Week” (“Bowl Week”), and other football events including regional football combine events and academies throughout each year from 2024 through 2026 (the “Bowl Events”). Under the 2024 Sponsorship Agreement, the Company will be the exclusive National Recruiting Partner to the Bowl and the Events for the years 2024, 2025, and 2026.

Under the 2024 Sponsorship Agreement, the Company is granted activation rights at the Bowl and all of the Events. The Company will have promotional and branding rights during the Bowl Week in Frisco, Texas, and national and international marketing opportunities wherever GFS owns and operates the Events. The Company is authorized to use GFS’s trademarks, logos, and other indicia to promote the Bowl and the Events. The Company may construct promotional booths, distribute materials, and engage directly with athletes, parents, and coaches at the Bowl and the Events. Additionally, the Company will have access to athlete databases and significant speaking opportunities to educate and promote its services to participants and their families. The Company will pay any and all activation expenses except as otherwise provided by the 2024 Sponsorship Agreement.

The 2024 Sponsorship Agreement provides that GFS will grant the Company the ability to publish, use, and display Bowl-related media, including footage, images, and promotional materials, across digital and social media platforms globally. The Company will have rights to a media package for any “Selection Tour” events, the Bowl, the Events, and the Bowl television show. The Bowl television show will include at least six 30-second TV spots, two billboard ads, and in-game b-roll segments showcasing the Company. Both parties will collaborate on a Bowl website and a detailed promotional schedule promoting the Company during the year and leading up to the Bowl. If GFS sells a college announcement package, GFS will provide SDS activation or secondary rights to the announcement platform.

The 2024 Sponsorship Agreement provides that the Company will make payments totaling $450,000 to support the Events, by making a payment (“Sponsorship Payment”) of $150,000 on or before each of January 30, 2025, January 1, 2026, and December 31, 2026. The Company may also sponsor the Ladies Ball basketball series if it elects, subject to separate agreement and payment of $7,500 to GFS by October 1, 2025. If the Company declines to sponsor such event, GFS may sell the recruiting category to another party.

The Company will provide all testing for all athletes at the National Combine, including physical measurements and performance evaluations. GFS will pay the Company a $60 stipend for each athlete that participates in and pays the full registration fee for attending the National Combine, with provisions for additional regional and middle school combines (the “Athlete Stipend”). GFS will deliver payments for the Athlete Stipend within five business days after the Sponsorship Payment for the respective year is made. The 2024 Sponsorship Agreement also provides for a 50/50 revenue-sharing arrangement for co-branded consumer products sold in connection with the website for the National Combine and the Bowl.

Under the 2024 Sponsorship Agreement, GFS will allow the Company to manage certain regional combines each year as agreed to in writing by January 31 of such year during the term of the 2024 Sponsorship Agreement (the “Selected Regional Combines”). The Company will be responsible for all venues, staffing, equipment, insurance, and other expenses associated with managing the Selected Regional Combines, and for all sales for any Selected Regional Combines, and will receive any revenues from any Selected Regional Combines. GFS will have final approval, unless unreasonably withheld, on all communication to athletes and parents with respect to Selected Regional Combines. In addition, any GFS-organized academy at the Selected Regional Combines will feature a one-day combine managed and operated by the Company, and will not otherwise interfere with the Selected Regional Combines. GFS will be responsible for the portion of any costs relating to such academies, including rent and other facilities expenses. GFS will also apportion $135 of any academy fee to the Company for any participation by the athletes in the combine portion of Selected Regional Combines, subject to change by the agreement of the parties. The Company will also support sales for any GFS-organized academy and receive the standard commission based on the rate received by the academy’s regional directors.

The 2024 Sponsorship Agreement provides that the Company and GFS will jointly provide up to ten official Bowl scholarships annually for athletes in need. The Company will cover all scholarship management costs, while GFS will reimburse the Company for half of the costs for up to five scholarships. Any additional scholarships awarded by either party beyond the agreed number or to athletes that do not meet agreed-to need-based criteria will be solely funded by the awarding party.

The Company will participate in the Bowl Selection Team to evaluate athletes for the Bowl, subject to GFS’s final authority on all Bowl selectees. The Company may present a Bowl jersey to each selected athlete on site before the end of the applicable Event, if there is no Bowl representative on site.

Both parties will indemnify each other against claims arising from the Bowl or the Events. GFS will indemnify the Company for any third-party claims that the Events infringe upon such third party’s intellectual property rights. The 2024 Sponsorship Agreement prohibits GFS from engaging other companies in the football recruiting space as partners during the term and restricts the Company from affiliating with competitors’ football combines.

The term of the 2024 Sponsorship Agreement began on January 30, 2025, and will automatically terminate on December 31, 2026, subject to good-faith renewal discussions beginning 60 days prior to termination. The 2024 Sponsorship Agreement may also be terminated immediately upon breach by the other party, if such breach is not cured within 20 business days of written notice of such breach.

Strategic Alliance Agreement with Elite Development Program Soccer

EDP offers leagues, tournaments, and similar events to soccer clubs, teams, student-athletes, and their parents. EDP currently services more than 1,050 clubs, more than 7,700 league teams, and more than 5,500 tournament teams totaling more than 150,000 student-athletes. Under the Strategic Alliance Agreement, dated as of October 20, 2023, as amended on March 8, 2024 between the Company and EDP (the “Strategic Alliance Agreement”), we and EDP will collaborate on the joint marketing and promotion of EDP events and the “SDS Platform,” i.e., the web- and app-based technology platform that we offer to help student-athletes get discovered and recruited by coaches.

For each one-year term of the Strategic Alliance Agreement, EDP will give us direct access to all data relating to potential Signing Day Sports sales or features such as existing customer contact information. We will be recognized as EDP’s “Exclusive Recruiting Platform Provider” on EDP’s website and at all EDP tournaments, events, clinics and activities. EDP may not promote or use any substantially similar student-athlete recruitment technology for the term of the Strategic Alliance Agreement. EDP will include advertisements for the SDS Platform and information on how persons can subscribe to it in all emails and written materials related to EDP events that EDP sends to its customers and prospective customers. EDP also agreed to permit our representatives to present information on the SDS Platform at EDP events. As part of this collaboration, we and EDP are to jointly create emails, digital ads, and social media posts in furtherance of our collaboration, which each party will issue through its regular channels to its typical target audiences for its own products and services. We and EDP will also jointly create and maintain co-branded educational content (to be supported by us), including content for student-athletes and their parents on training, development, and recruiting.

Under the Strategic Alliance Agreement, EDP will present a one-year subscription license to the SDS Platform to all of EDP’s clubs, teams, and coaches to be directly offered and presented to their individual age-appropriate players or their families at a discount price of $175.00 per student-athlete. Any student-athlete who subscribes to the SDS Platform under this process will become an EDP referral. Each EDP club that provides an EDP referral may charge the EDP referral up to $124.99 above the discounted rate or pass it through to the EDP referral or their family. We will remit $50.00 to EDP within 90 days following each month end for each sale of a subscription to the SDS Platform to an EDP referral during the prior month, and we will provide each EDP referral with a one-year subscription license to the SDS Platform. If the Strategic Alliance Agreement has not been previously terminated, on or before each of March 1, 2024, March 1, 2025, and March 1, 2026, we will pay $75,000 to EDP to ensure that EDP has sufficient dedicated staff and resources to perform its obligations under the Strategic Alliance Agreement. In addition, we will share a percentage of our revenue resulting from EDP referrals with EDP as follows: (i) For EDP referrals resulting in total revenue to us of up to $1,000,000, we will pay EDP a 6% revenue share; (ii) for EDP referrals resulting in total revenue to us from $1,000,001 to up to $2,000,000, we will pay EDP an 8% revenue share; (iii) for EDP referrals resulting in total revenue to us from $2,000,001 to up to $4,000,000, we will pay EDP a 10% revenue share; (iv) for EDP referrals resulting in total revenue from $4,000,001 to up to $6,000,000, we will pay EDP a 12% revenue share; (v) for EDP referrals resulting in total revenue in excess of $6,000,000, we will pay EDP a 15% revenue share; and (vi) at the time EDP referral revenue reaches $6,000,000, we will remit to EDP an additional bonus of $200,000. For example, if EDP referrals total $7,000,000, we will pay a total referral fee of $930,000 calculated as follows: (i) 6% of $1,000,000 = $60,000; (ii) ($2,000,000 - $1,000,000 = $1,000,000) * 8% = $80,000; (iii) ($4,000,000 – $2,000,000 = $2,000,000) * 10% = $200,000; (iv) ($6,000,000 - $4,000,000 = $2,000,000) * 12% = $240,000; (v) ($7,000,000 - $6,000,000 = $1,000,000) * 15% = $150,000; and (vi) $6,000,000 revenue bonus met = $200,000, i.e., $60,000 + $80,000 + $200,000 + $240,000 + $150,000 + $200,000 = $930,000. We will continue to make referral fee payments for revenue generated from EDP referrals for the life of the one-year subscription license to the SDS Platform associated with such EDP referrals. We will send EDP all referral fees calculated as described above each month during the term of the Strategic Alliance Agreement no later than the 15th day following the end of such month. With our delivery of the monthly referral fee for a month, we will include a statement of how we calculated the amount of such payment. The statement must include the number of EDP referrals that we have enrolled. The Strategic Alliance Agreement requires EDP to keep complete and accurate books and records according to United States generally accepted accounting principles (“U.S. GAAP”) for the EDP referrals which it enrolls to the SDS Platform and the license subscription fees for the SDS Platform charged to and paid by the EDP referrals, and we must keep complete and accurate books, accounts, and records according to U.S. GAAP of referral fees owed to EDP and amounts paid to EDP. Both we and EDP may examine and audit those books and records. We will develop a tracking/auditing system for the reconciliation of monthly payments from EDP to us for activated players on the SDS Platform and for referral fees from us back to EDP.

Under the Strategic Alliance Agreement, we will work directly with referred clubs, teams, and student-athletes after the referral process is completed to implement all features of the SDS Platform. We will make reasonable feature modifications within the SDS Platform based upon input from EDP. Any such modifications must be agreed upon by SDS prior to implementation. We must also provide direct access to student-athlete data, including college coaching data to EDP. In addition, we must include EDP branding at all soccer events that we operate, including marketing materials, and EDP branding on our website at a mutually-agreed-upon location.

Each term of the Strategic Alliance Agreement is one year, with unlimited automatic renewal for successive one-year terms each subject to written notice of non-renewal at least 90 days before the end of the then-current term. Either party may terminate the Strategic Alliance Agreement for a material breach of the Strategic Alliance Agreement that is not cured or cannot be cured within 30 days. Upon expiration or termination, EDP will offer us the opportunity to either renew or extend the Strategic Alliance Agreement or enter into a new similar agreement and negotiate in good faith for a minimum of 90 days giving us an opportunity to match the terms of any third-party recruiting platform provider. The Strategic Alliance Agreement also contains mutual limited trademark license grants, non-disparagement, and confidentiality provisions. It also contains mutual indemnification provisions, including for misuse or unauthorized practices regarding regulated data, and mutual agreements to comply with all applicable laws, including applicable privacy laws.

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

Data Security Procedures

Under our user agreements and certain sponsorship agreements, we collect certain information about student-athletes that have been submitted by the student-athletes and, if applicable, their coaches, recruiters, or other teaching professionals or institutions. This data includes or may include age, date of birth, name, email address, athletic statistics and educational data including student transcripts and SAT and other test scores, and payment information. We intend to use such data for purposes of providing platform services to the submitting student-athletes and, if applicable, their coaches, recruiters, and other teaching professionals and institutions. In order to provide such services, we may need to share certain data with certain third-party services providers. We do not intend to share such data for any other purposes. The collection, use and sharing of user data is subject to disclosures of our data collection, use and sharing practices and opt-out, access, correction, deletion, portability, and security provisions in our website and platform’s user terms of service and privacy policy. All such data collection, use, and sharing is subject to our prior receipt of electronically- or physically-signed written consents or acceptance of terms of use and terms and conditions of our platform by student-athletes and, if applicable, their coaches, recruiters, or other teaching professionals or institutions, granting us rights to share such information for posting on our platform. Such consents or acceptances of terms and use and terms and conditions of our platform explicitly includes the student-athlete’s and, if applicable, their coach, recruiter, or other teaching professional or institution’s grant of a license to each coach, recruiter, or other teaching professional or institution on our platform to view, compare, analyze and store platform player data. Each coach, recruiter, or other teaching professional or institution on our platform is in turn required to agree to such terms and use and terms of conditions to access and use such player data only as permitted under all applicable international, national, state, and local law, including laws applicable to the use of data of minors. Regardless of these agreements and consents, however, we are subject to a number of data protection requirements relating to the management and safeguarding of information of users, including minors, including those described in Part II. Item 1A. “Risk Factors – Risks Related to the Company’s Business, Operations and Industry – We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.”

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

At this time, we are not aware of any significant failures to maintain submitted personal data in compliance with applicable law, including laws governing the collection and use of the data of minors. However, there are significant regulatory and legal consequences for such failures and related risks to our business. For further discussion, see Part II. Item 1A. “Risk Factors – Risks Related to the Company’s Business, Operations and Industry – We are subject to complex and growing user data privacy use and other governmental laws and regulations, and any failure to comply with these laws and regulations may have a material negative effect on our business and results of operations.”

Employees

As of April 8, 2025, we have nine employees, six of whom are full-time and three of whom are part-time. We also engage consultants as needed to support our operations.

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

Numerous laws and regulatory schemes have been adopted at the national and state level in the United States, and in some cases internationally, that have a direct impact on our business and operations. For example:

●	The Controlling the Assault of Non-Solicited Pornography And Marketing Act, as amended (the “CAN-SPAM Act”), and similar laws adopted by several states, regulate unsolicited commercial emails, create criminal penalties for emails containing fraudulent headers, and control other abusive online marketing practices. The law also restricts data collection and use in connection with its opt-out process requirements for senders of commercial emails. Similarly, the U.S. Federal Trade Commission (“FTC”) has guidelines that impose responsibilities on us with respect to communications with consumers and impose fines and liability for failure to comply with rules with respect to advertising or marketing practices it may deem misleading or deceptive.

●	The federal Telephone Consumer Protection Act of 1991 (“TCPA”) restricts telemarketing and the use of automated telephone equipment. The TCPA limits the use of automatic dialing systems, artificial or prerecorded voice messages, SMS text messages, and fax machines. It also applies to unsolicited text messages advertising the commercial availability of goods or services. Additionally, several states have enacted statutes that address telemarketing. For example, some states, such as California, Illinois, and New York, have created do-not-call lists. Other states, such as Oregon and Washington, have enacted “no rebuttal statutes” that require the telemarketer to end the call when the consumer indicates that such person is not interested in the product being sold. Restrictions on telephone marketing, including calls and text messages, are enforced by the FTC, the Federal Communications Commission, states, and through the availability of statutory damages and class action lawsuits for violations of the TCPA.

●	The federal Credit Card Accountability Responsibility and Disclosure Act of 2009, and similar laws and regulations adopted by several states regulate credit card and gift certificate use fairness, including expiration dates and fees. Our business also requires that we comply with payment card industry data security and other standards. We are subject to payment card association operating rules, certification requirements, and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, or if our data security systems are breached or compromised, we may be liable for card issuing banks’ costs, subject to fines and higher transaction fees, and lose our ability to accept credit and debit card payments from our customers, process electronic funds transfers, or facilitate other types of online payments, and our business and results of operations could be adversely affected.

●	Regulations related to the Program Participation Agreement of the U.S. Department of Education and other similar laws that regulate the recruitment of students to colleges and other institutions of higher learning.

●	The federal Digital Millennium Copyright Act provides relief for claims of circumvention of copyright protected technologies and includes a safe harbor intended to reduce the liability of online service providers for hosting, listing, or linking to third-party content that infringes copyrights of others.

●	The federal Communications Decency Act provides that online service providers will not be considered the publisher or speaker of content provided by others, such as individuals who post content on an online service provider’s website.

●	The federal Family Educational Rights and Privacy Act of 1974 (“FERPA”) regulates the use and disclosure of student education records held by certain educational institutions.

●	The California Consumer Privacy Act (“CCPA”), which went into effect on January 1, 2020, provides California consumers the right to know what personal data companies collect, how it is used, and the right to access, delete, and opt out of the sale of their personal information to third parties. It also expands the definition of personal information and gives consumers increased privacy rights and protections for that information. The CCPA also includes special requirements for California consumers under the age of 16. Effective January 1, 2023, we also became subject to the California Privacy Rights Act (“CPRA”), which expands upon the consumer data use restrictions, penalties and enforcement provisions under the CCPA.

●	Virginia’s Consumer Data Protection Act (“VCDPA”) establishes rights for Virginia consumers to control how companies use individuals’ personal data. The VCDPA dictates how companies must protect personal data in their possession and respond to consumers exercising their rights, as prescribed by the law, regarding such personal data. The VCDPA went into effect on January 1, 2023.

●	The Colorado Privacy Act (the “CPA”) and Connecticut’s An Act Concerning Personal Data Privacy and Online Monitoring (“CDPA”), effective as of July 1, 2023, are similar comprehensive consumer privacy laws in Colorado and Connecticut, respectively.

●	Effective as of December 31, 2023, the Utah Consumer Privacy Act (“UCPA”) regulates business handling of consumers’ personal data in Utah.

●	Effective as of July 1, 2024, the Texas Data Privacy and Security Act (“TDPSA”) and the Oregon Consumer Privacy Act (“OCPA”) became comprehensive privacy laws in Texas and Oregon, respectively.

●	Effective as of October 1, 2024, the Montana Consumer Data Privacy Act (“MCDPA”) became a comprehensive privacy law in Montana.

●	Effective as of January 1, 2025, the Iowa Consumer Privacy Act (“ICPA”), the Delaware Personal Data Privacy Act (“DPDPA”), the Nebraska Data Privacy Act (“NEDPA”), the New Hampshire Data Privacy Act (“NHDPA”), became comprehensive privacy laws in Iowa, Delaware, Nebraska, and New Hampshire, respectively.

●	Effective as of January 15, 2025, the New Jersey Data Protection Act (“NJDPA”) became a comprehensive privacy law in New Jersey.

●	Effective as of July 1, 2025, the Minnesota Consumer Data Privacy Act (“MCDPA”) and the Tennessee Information Protection Act (“TIPA”) will become comprehensive privacy laws in Minnesota and Tennessee, respectively.

●	Effective as of October 1, 2025, the Maryland Online Data Privacy Act of 2024 (“MODPA”) will become a comprehensive privacy law in Maryland.

●	Effective as of January 1, 2026, the Indiana Consumer Data Protection Act (“ICDPA”), the Kentucky Consumer Data Protection Act (“KCDPA”), and the Rhode Island Data Transparency and Privacy Protection Act (“RIDTPPA”) will become comprehensive privacy laws in Indiana, Kentucky, and Rhode Island, respectively.

●	The European Union (the “EU”) General Data Protection Regulation (“GDPR”) imposes stringent requirements for controllers and processors of personal data of persons in the EU, including, for example, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to special categories of data, and additional obligations when we contract with third-party processors in connection with the processing of the personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU to the United States and other third countries. In addition, the GDPR provides that EU member states may make their own further laws and regulations limiting the processing of personal data.

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

●	The federal U.S. Children’s Online Privacy Protection Act (“COPPA”), the GDPR, and the UK GDPR impose additional restrictions on the ability of online services to collect information from minors. In addition, certain states, including Utah and Massachusetts, have laws that impose criminal penalties on the production and distribution of content that is “harmful to a minor.”

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

On May 17, 2022, the Shareholder Agreement was entered into by and among the Company and the stockholders of the Company. The Shareholder Agreement provided certain restrictions, rights and obligations relating to the proposed sale, transfer or other disposition of the shares of the Company. The Shareholder Agreement terminated in accordance with its terms upon the closing of the Company’s initial public offering of its common stock on November 16, 2023 and listing on the NYSE American LLC (the “NYSE American”) in connection with the closing.

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

On March 13, 2023, a 1-for-5 reverse stock split, in which each five shares of the outstanding common stock were automatically combined and converted into one share of outstanding common stock, was approved by the board of directors, and was approved by stockholders holding a majority of the voting power of our issued and outstanding voting capital stock as of April 4, 2023. On April 14, 2023, we filed a certificate of amendment to the Certificate of Incorporation, which provided for such reverse stock split, and such reverse stock split became effective on the same date.

On May 5, 2023, the amendment and restatement of the Certificate of Incorporation was approved by stockholders holding a majority of the voting power of our issued and outstanding voting capital stock, and on May 9, 2023, the amended and restated Certificate of Incorporation (“Amended and Restated Certificate of Incorporation”) was filed with the Delaware Secretary of State and became effective the same date. Effective the same date, the second amended and restated bylaws of the Company were adopted by unanimous written consent of the board of directors; and on December 4, 2023, the board of directors unanimously approved an amendment to such bylaws (as amended, the “Second Amended and Restated Bylaws”). On February 27, 2024, the amendment and restatement of the Amended and Restated Certificate of Incorporation was approved by stockholders holding a majority of the voting power of our issued and outstanding voting capital stock, and on the same date, the Second Amended and Restated Certificate of Incorporation of the Company (as amended, the “Second Amended and Restated Certificate of Incorporation”) was filed with the Delaware Secretary of State and became effective upon filing. On October 10, 2024, the stockholders of the Company approved a proposal to approve one or more amendments of the Company’s Second Amended and Restated Certificate of Incorporation to effect one or more reverse stock splits of the common stock, at a ratio ranging from any whole number between 1-for-2 and 1-for-100 and in the aggregate not more than 1-for-100, inclusive, as determined by the board of directors in its discretion, subject to the board’s authority to abandon such amendments. On November 5, 2024, the board of directors unanimously approved a 1-for-48 reverse stock split of the Company’s issued and outstanding common stock, effective on November 16, 2024. On November 14, 2024, the Company filed a Certificate of Amendment of Second Amended and Restated Certificate of Incorporation providing for such reverse stock split, and that such Certificate of Amendment would become effective at 12:01 a.m. Eastern Standard Time on November 16, 2024.

The Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws contain certain provisions relating to limitations of liability and indemnification of directors and certain officers, provide advance notice procedures for stockholder proposals at stockholder meetings, and other matters. See “Description of Securities – Anti-Takeover Provisions” in Exhibit 4.1 to this Annual Report on Form 10-K (this “Annual Report”) and Item 10. “Directors, Executive Officers and Corporate Governance – Limitation on Liability and Indemnification of Directors and Certain Officers”.

Other Corporate Information

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

As of December 31, 2024, we had outstanding indebtedness and other liabilities totaling approximately $3.3 million, compared to approximately $0.2 million in cash and cash equivalents. Our current level of indebtedness and other financial obligations increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness and other financial obligations. The level of our indebtedness and other financial obligations could have other important consequences on our business, including:

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

Our current cash runway is insufficient for us to be able to achieve or maintain positive cash flow. We have incurred losses for each period from our inception and a significant accumulated deficit. For the fiscal years ended December 31, 2024 and 2023, our net loss was approximately $8.7 million and approximately $5.5 million, respectively, and our cash used in operating activities was approximately $3.1 million and approximately $4.8 million, respectively. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of approximately $25.7 million and $17.0 million, respectively. As of December 31, 2024, we had total current liabilities of approximately $3.3 million, compared to approximately $0.2 million in cash and cash equivalents.

Our ability to obtain the necessary financing to repay existing indebtedness and accounts payable and avoid loan defaults, lawsuits, bankruptcy, and liquidation is subject to a number of factors, including general market conditions, investor acceptance of our business model, and regulatory approvals of our financing strategy. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on acceptable terms, we will have to significantly reduce our spending, delay or cancel our planned activities, substantially change our corporate or capital structure, terminate major unprofitable business operations that have defined our company since inception, and sell the related assets. Any of these contingency plans may at minimum change our business focus to one with which you do not agree or that may not meet your investment objectives, and if they are not successful, we may be forced into bankruptcy or dissolution and your investment could lose all value.

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

Our management has concluded that factors raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

Our management has concluded that our historical recurring losses from operations and negative cash flows from operations as well as our dependence on private equity and other financings raise substantial doubt about our ability to continue as a going concern and our auditor has included an explanatory paragraph relating to our ability to continue as a going concern in its audit report for the fiscal year ended December 31, 2024.

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

Relatively high interest rates may adversely impact our business.

Increases in the federal benchmark rate have resulted in an increase in market interest rates, which may increase our interest expense and the costs of refinancing any existing indebtedness or obtaining new debt. Consequently, relatively high interest rates will increase cost of capital and the cost of borrowings for any other corporate purpose. As a result, if we need or seek significant borrowings and interest rates remain elevated or increase, the cost of such borrowing to us could be significant, which may have a significant adverse impact on our financial condition and results of operations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred net losses since our inception in 2019, and we may never achieve or sustain profitability. Federal net operating loss, or NOL, carryforwards we generated since our incorporation in September 2021 may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. We have not completed a study to assess whether an ownership change for purposes of Section 382 or 383 has occurred, or whether there have been multiple ownership changes since our inception. For purposes of Section 382 or 383, we may have experienced ownership changes in the past and may experience ownership changes in the future as a result of shifts in our stock ownership (some of which shifts are outside our control). As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards or other pre-change tax attributes to offset such taxable income or the tax thereon will be subject to limitations. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. Therefore, if we attain profitability, we may be unable to use a material portion of our NOL carryforwards and other tax attributes, which could adversely affect our future cash flows.

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

We rely on information technology systems and data processing that we or our service providers, collaborators, consultants, contractors or partners operate to collect, process, transmit and store electronic information in our day-to-day operations, including a variety of personal data, such as name, mailing address, email addresses, academic records, phone numbers and potentially other sensitive user information. Additionally, we, and our service providers, collaborators, consultants, contractors or partners, do or will collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect and share personal information and other information to operate our business, for legal and marketing purposes, and for other business-related purposes. Our internal computer systems and data processing and those of our third-party vendors, consultants, collaborators, contractors or partners, may be vulnerable to a cyber-attack, malicious intrusion, breakdown, destruction, loss of data privacy, actions or inactions by our employees or contractors that expose security vulnerabilities, theft or destruction of intellectual property or other confidential or proprietary information, business interruption or other significant security incidents. As the cyber-threat landscape evolves, these attacks are growing in frequency, level of persistence, sophistication and intensity, and are becoming increasingly difficult to detect. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), phishing and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). These risks may be increased as a result of an increase in personnel working remotely and higher reliance on internet technology. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

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

Our success depends largely upon the continued services of our executive officers and other key personnel, particularly Daniel Nelson, our Chief Executive Officer and Chairman; Damon Rich, our Chief Financial Officer; Jeffry Hecklinski, our President; and Craig Smith, our Chief Operating Officer and Secretary. Our executive officers or key employees could terminate their employment with us at any time without penalty. In addition, we do not maintain key person life insurance policies on any of our employees or any of our contract parties. The loss of one or more of these executive officers or key employees could seriously harm our business and may prevent us from implementing our business plan in a timely manner, or at all.

The failure to attract and retain additional qualified personnel could harm our business and culture and prevent us from executing our business strategy.

To execute our business strategy, we must attract and retain highly qualified personnel. Competition for executives, software developers, experienced sports industry advisors such as Kevin Grogan, sales personnel, and other key personnel in our industry is intense. In particular, we compete with many other companies for software developers with high levels of experience in designing, developing, and managing software for college sports recruitment technologies, as well as for skilled sales and operations professionals with connections and experience in the intensely competitive college sports recruitment system. Recently we have experienced, and we may continue to experience, employee turnover, and we may not be able to fill positions in a timely manner or at all. These risks may be exacerbated by perceptions of our recent restructuring actions in preparation for our recent initial public offering, including confusion or misgivings regarding the intent and effect of the Reverse Stock Split, changes in executive management, efforts to rapidly expand the utility of our platform, multiple capital raises through private placements of debt and equity at valuations of our common stock that are or may be the same or less than the implied valuations of our common stock upon which their equity awards were granted, and any similar future actions. In addition, our recruiting personnel, methodology, and approach may need to be altered to address a changing candidate pool and profile. We may not be able to identify or implement such changes in a timely manner. New hires and other personnel require training and take time before they achieve full productivity. New employees and other personnel may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business could be harmed.

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

In addition, similar consumer data privacy laws have been passed and either are in effect or will become effective within the next 12 months in many other states, including Colorado (CPA, effective July 1, 2023); Connecticut (CDPA, effective July 1, 2023); Utah (UCPA, effective December 31, 2023); Texas (TDPSA, effective July 1, 2024); Oregon (OCPA, effective July 1, 2024); Montana (MCDPA, effective October 1, 2024); Iowa (ICPA, effective January 1, 2025); Delaware (DPDPA, effective January 1, 2025); Nebraska (NEDPA, effective January 1, 2025); New Hampshire (NHDPA, effective January 1, 2025); New Jersey (NJDPA, effective January 15, 2025); Minnesota (MCDPA, effective July 1, 2025); Tennessee (TIPA, effective July 1, 2025); Maryland (MODPA, effective October 1, 2025); Indiana (ICDPA, effective January 1, 2026); Kentucky (KCDPA, effective January 1, 2026); and Rhode Island (RIDTPPA, effective January 1, 2026). Further, there are several legislative proposals in the United States, at both the federal and state level, that could impose new privacy and security obligations. We cannot yet determine the impact that these laws and regulations may have on our business.

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

COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, the nature and extent of which are highly uncertain and unpredictable.

The severity, magnitude and duration of the ongoing COVID-19 pandemic is uncertain and rapidly changing. As of the date of this offering circular, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Risks Related to Our Common Stock and Securities Convertible into Our Common Stock

There was no public market for our common stock prior to the Company’s initial public offering, and an active market in which investors can resell their shares of our common stock may not be sustained.

Prior to the Company’s initial public offering, which closed on November 16, 2023, there was no public market for our common stock. Since November 14, 2023, our common stock has been listed on the NYSE American under the symbol “SGN”. However, a liquid public market for our common stock may not be sustained. The initial public offering price for our common stock was determined by negotiation between us and the underwriters based upon several factors, including prevailing market conditions, our historical performance, estimates of our business potential and earnings prospects, and the market valuations of similar companies. The price at which the common stock is traded after the initial public offering has declined below the initial public offering price, and stockholders may experience a decrease in the value of the common stock regardless of our operating performance or prospects.

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

In addition to the risks addressed above under “—The market price of our common stock has fluctuated significantly and may continue to do so,” our common stock may be subject to rapid and substantial price volatility due to our small market float. Recently, companies with comparably small public floats and initial public offering sizes have experienced instances of extreme stock price run-ups followed by rapid price declines, and such stock price volatility was seemingly unrelated to the respective company’s underlying performance. Since our initial public offering in November 2023, our stock price has rapidly declined and has not recovered most of its value as of the date of this report. Although the specific cause of such volatility is unclear, our small public float may amplify the impact the actions taken by a few stockholders have on the price of our stock, which may cause our stock price to deviate, potentially significantly, from a price that better reflects the underlying performance of our business. Our common stock may experience run-ups and declines that are seemingly unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock. In addition, investors in shares of our common stock may experience losses, which may be material, if the price of our common stock declines after the Company’s initial public offering or if such investors purchase shares of our common stock prior to any price decline. For example, if the trading volumes of our common stock are low, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our common stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock also may not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. As a result of this volatility, investors may experience losses on their investment in our common stock. A decline in the market price of our common stock also could adversely affect our ability to sell additional shares of common stock or other securities and our ability to obtain additional financing in the future. No assurance can be given that an active market in our common stock will develop or be sustained. If an active market does not develop, holders of our common stock may be unable to readily sell the common stock they hold or may not be able to sell their common stock at all.

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

Future sales or issuances of our common stock in the public markets, or the perception of such sales, could depress the trading price of our common stock.

The sale of a substantial number of shares of our common stock or other equity-related securities in the public markets, or the perception that such sales could occur, could depress the market price of our common stock and impair our ability to raise capital through the sale of additional equity securities. We may sell large quantities of our common stock at any time pursuant to this prospectus supplement or in one or more separate offerings. We cannot predict the effect that future sales of common stock or other equity-related securities would have on the market price of our common stock.

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

We are not an “accelerated filer” or a “large accelerated filer” under the Exchange Act. Rule 12b-2 under the Exchange Act defines an “accelerated filer” to mean any company that first meets the following conditions at the end of each fiscal year: The company had a public float of $75 million or more, but less than $700 million, as of the last business day of the company’s most recently completed second fiscal quarter; the company has been subject to the reporting requirements of the Exchange Act for at least twelve calendar months; the company has filed at least one annual report under the Exchange Act; and the company is not eligible to use the requirements for a “smaller reporting company” under the revenue test in paragraph (2) or (3)(iii)(B), as applicable, of the “smaller reporting company” definition in Rule 12b-2 of the Exchange Act. Rule 12b-2 under the Exchange Act defines a “large accelerated filer” in the same way as an “accelerated filer” except that the company meeting the definition must have a public float of $700 million or more as of the last business day of the company’s most recently completed second fiscal quarter.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report on Form 10-K following the completion of our initial public offering in November 2023. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation through the implementation of new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to certify as to the adequacy of our internal control over financial reporting.

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

Anti-takeover provisions and other provisions contained in the Second Amended and Restated Bylaws and Second Amended and Restated Certificate of Incorporation, as well as provisions of Delaware law, could impair a takeover attempt and diminish the rights of holders of our common stock.

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

In addition, the Second Amended and Restated Bylaws contain certain provisions that may have anti-takeover effects, making it more difficult for or preventing a third party from acquiring control of our company or changing our board of directors and management. The Second Amended and Restated Certificate of Incorporation provides that a majority of the board of directors has the sole authority to establish the number of directors and fill any vacancies and newly created directorships, subject to the rights of holders of preferred stock to elect directors. These provisions may prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees. In addition, the Second Amended and Restated Bylaws provide that in addition to any other vote required by law, no member of our board of directors may be removed from office by our stockholders without the approval of not less than the majority of the total voting power of all of our outstanding shares of capital stock then entitled to vote in the election of directors. The Second Amended and Restated Bylaws also do not provide our stockholders with the power to call a special meeting of stockholders and contain certain advance notice provisions for the submission and presentation of stockholder meeting proposals or director nominations at a stockholder meeting, which may limit the ability of stockholders to influence the composition and business decisions of our management.

The Second Amended and Restated Bylaws also provide that the Company may agree with any stockholders to restrict the sale or other disposal of the stock of the Company owned by such stockholders.

In addition, the Second Amended and Restated Certificate of Incorporation authorizes our board of directors to issue up to 15,000,000 shares of “blank-check preferred stock” in one or more series as solely determined by the board of directors, and to have the voting powers, preferences and relative participation, optional and special rights and qualifications, limitations and restrictions thereof as solely determined by the board without further action by the stockholders. These terms may include voting rights including the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion rights, redemption rights and sinking fund provisions. The issuance of any preferred stock could diminish the rights of holders of existing shares, and therefore could reduce the value of such shares. In addition, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult, delay, discourage, prevent or make it costlier to acquire or effect a change-in-control, which in turn could prevent our stockholders from recognizing a gain in the event that a favorable offer is extended and could materially and negatively affect the value of our securities.

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

Managing Material Risks and Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third Parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we plan to engage external experts, including consultants and auditors, in evaluating and testing our risk management systems. These services will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third parties is expected to include annual audits, ongoing threat assessments, and regular consultations on security enhancements.

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

On September 1, 2022, our corporate offices temporarily moved to offices owned by Daniel Nelson, our Chief Executive Officer, Chairman and director. We did not have a lease agreement for this facility.

On November 1, 2022, we entered into our corporate office lease for offices consisting of approximately 3,154 square feet. The lease was subsequently amended by an addendum dated November 2, 2022, and further amended under a first amendment to lease dated April 1, 2023. As amended, the lease’s initial term from November 1, 2022 to April 30, 2023 was extended for a 39-month term beginning on May 4, 2023 and ending on August 3, 2026. Under the amended lease agreement, rent for the first month was $6,741.90 and was $7,491.00 for each subsequent month through April 2023, plus applicable rental taxes, sales taxes, and operating expenses. Monthly rent will be $7,359 from May 4, 2023 to May 3, 2024, abated for the first three months of this period; $7,580 from May 4, 2024 to May 3, 2025; $7,808 from May 4, 2025 to May 3, 2026; and $8,042 from May 4, 2026 to August 3, 2026, plus applicable rental taxes. Parking fees were $290.50 for the first month and will be $325.00 for each subsequent month. We also paid an initial security deposit of $8,000.00 in November 2022 and a second security deposit of $16,000 in May 2023. The initial security deposit will be refunded and credited toward monthly rent for the months beginning May 4, 2024 and May 4, 2025 if we have performed all obligations under the amended lease agreement including making all rent payments when due. We may exercise a one-time option to extend the amended lease agreement for an additional three-year term upon 9-12 months’ notice for the fair market rent at the time of the extension, as determined in accordance with the amended lease agreement and which will not be less than 103% of the final rent amount under the current term. Under the amended lease agreement, we must pay for any tenant improvements above the allowance provided for such improvements of $37,848 or that are not in compliance with the terms of the amended lease agreement.

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

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition, or operating results

Midwestern Settlement and Release Agreement

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

Under the Amendment No. 1 to Settlement Agreement and Release, dated as of April 11, 2024, between the Company and Midwestern (the “Midwestern Release Agreement Amendment”), the Midwestern Release Agreement was amended to provide that the Company was required to pay Midwestern the Midwestern Release Amount, of which $300,000 was to be paid within three business days of December 12, 2023 (the “First Midwestern Release Tranche”), and the remaining $300,000 (the “Second Midwestern Release Tranche”) was to be paid on or before April 12, 2024. The Company paid the First Midwestern Release Tranche of $300,000 timely and in full. The Second Midwestern Release Tranche must be paid with interest on the outstanding amount at 6% per annum commencing April 13, 2024, according to the following schedule: $200,000 was required to be paid on or before April 12, 2024; $25,000 with accrued interest was required to be paid on or before May 31, 2024; $25,000 with accrued interest was required to be paid on or before June 30, 2024; $25,000 with accrued interest was required to be paid on or before July 31, 2024; and $25,000 with accrued interest was required to be paid on or before August 31, 2024.

In addition, the Company agreed to execute an Amended Stipulation to Final Judgment and Confessed Judgment (the “Amended Midwestern Stipulation”) and an Amended Affidavit of Verified Confession of Judgment (the “Amended Affidavit”) in favor of Midwestern as to the obligations to pay the Midwestern Release Amount plus interest accruing on the unpaid portion of the Midwestern Release Amount at 9% per annum from and including April 13, 2024 plus any costs or expenses, including, but not limited to, attorney’s fees and costs expended to pursue the matter to judgment, and to enforce and collect the judgment, if necessary, if the terms and conditions of the Midwestern Release Agreement, as amended by the Midwestern Release Agreement Amendment (the “Amended Midwestern Release Agreement”), and the Amended Midwestern Stipulation are not fully adhered to.

The Company and Midwestern entered into the Amended Midwestern Release Agreement to resolve a dispute between them involving allegations, on the one hand, by Midwestern that it performed work on behalf of the Company for which Midwestern had not been paid pursuant to a Work for Hire – Acknowledgement and Assignment, dated December 21, 2022 (the “Work For Hire Agreement”), and, on the other hand, by the Company that Midwestern did not perform as required by the Work For Hire Agreement.

As of December 31, 2024, the Company had paid the Second Midwestern Release Tranche in full.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock was listed and began trading on the NYSE American on November 14, 2023, under the symbol “SGN”. Prior to the listing, there was no public market for our common stock.

Number of Holders of Our Common Stock

As of April 8, 2025, there were approximately 77 holders of record of our common stock, which does not include holders whose shares are held in nominee or “street name” accounts through banks, brokers or other financial institutions.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III. Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Securities Authorized for Issuance Under Equity Compensation Plans”.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends on our common stock. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Part II. Item 1A. “Risk Factors – Risks Related to Our Common Stock and Securities Convertible into Our Common Stock – We do not expect to declare or pay dividends on our common stock in the foreseeable future.”

Recent Sales of Unregistered Securities

During 2024, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled Part II. Item 1A. “Risk Factors” and “Introductory Notes – Cautionary Note Regarding Forward-Looking Statements”.

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

Signing Day Sports launched in 2019. During 2024, 8,311 aspiring high school athletes and groups throughout the United States subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. We are aware of no other platform that offers what our platform does. Our goal is to change the way sports recruitment is done for the betterment of everyone.

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and a significant accumulated deficit. For the fiscal years ended December 31, 2024 and 2023, our net loss was approximately $8.7 million and approximately $5.5 million, respectively, and our cash used in operating activities was approximately $3.1 million and approximately $4.8 million, respectively. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of approximately $25.7 million and $17.0 million, respectively. As of December 31, 2024, we had total current liabilities of approximately $3.3 million, compared to approximately $0.2 million in cash and cash equivalents. For more information regarding our financial condition, see “Our current liabilities could adversely affect our financial condition or liquidity, and we could have difficulty fulfilling our financial obligations, which may have a material adverse effect on us.” in Part II. Item 1A. “Risk Factors”.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until December 31, 2025 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” and “—Liquidity and Capital Resources – Going Concern” below.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

The following table sets forth key components of our results of operations during the years ended December 31, 2024 and 2023.

	Years Ended December 31,
	2024	2023	$ Change	% Change
Revenues, net	$615,551	$307,578	$307,973	100.1%
Cost of revenues	200,802	40,387	160,415	397.2%
Gross profit (loss)	$414,749	$267,191	$147,558	55.2%

Operating cost and expenses
Advertising and marketing	94,814	439,700	(344,886)	(78.4)%
General and administrative	7,813,759	4,575,672	3,238,087	70.8%

Total operating expenses	$7,908,573	$5,015,372	$2,893,201	57.7%

Net loss from operations	$(7,493,824)	$(4,748,181)	$(2,745,643)	57.8%

Other Income (expense)
Interest expense	(787,564)	(856,573)	69,009	(8.1)%
Interest income	13,165	-	13,165	100.0%
Deferred tax income	(65,000)	65,000	(130,000)	(200.0)%
Change in fair value of derivative and gain/loss on warrant exercise	332,325	-	332,325	100.0%
Other income (expense), net	(725,054)	61,634	(786,688)	(1,276.4)%

Total other income (expense), net	$(1,232,128)	$(729,939)	$(502,189)	68.8%

Net loss	$(8,725,952)	$(5,478,120)	$(3,247,832)	59.3%

Revenues, Net

Net revenues for the years ended December 31, 2024 and 2023 were approximately $0.6 million and approximately $0.3 million, respectively. Net revenues increased approximately $0.3 million, or 100.1%, due to an increase in event fee payments of approximately $0.2 million and an increase in subscription revenue of approximately $0.1 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the years ended December 31, 2024 and 2023. Subscriptions to our platform require payment prior to platform access except that group subscriptions may make payments on a monthly installment basis.

	Users with Subscriptions
Subscription Type	Year Ended December 31, 2024	Year Ended December 31, 2023
Monthly	8,254	3,801
Annual	57	45
Total:	8,311	3,846

Cost of Revenues

Cost of revenues for the years ended December 31, 2024 and 2023 was approximately $0.2 million and approximately $0.04 million, respectively. Cost of revenue increased approximately $0.16 million, or 397.2%, primarily due to an increase in cost of ecommerce apparel of approximately $0.07 million and an increase in the cost of internal software development staff hires of approximately $0.09 million.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.09 million and approximately $0.4 million for the years ended December 31, 2024 and 2023, respectively. The decrease of approximately $0.3 million, or 78.4%, was due to the economization of the Company’s advertising and marketing strategy.

General and Administrative

General and administrative expenses were approximately $7.8 million and approximately $4.6 million for the years ended December 31, 2024 and 2023, respectively. The increase of approximately $3.2 million, or 70.8%, was primarily due to an increase in legal expenses of approximately $1.3 million, an increase in professional fees of approximately $0.6 million, an increase in stock-based compensation expense of approximately $0.9 million, and directors’ and officers’ liability insurance premium expenses of approximately $0.5 million, offset by a decrease in accounting expenses of approximately $0.1 million.

Interest Expense

Interest expense was approximately $0.8 million and approximately $0.9 million for the years ended December 31, 2024 and 2023, respectively. Interest expense remained consistent year over year due to the Company’s convertible debt activity.

Interest Income

Interest income was approximately $0.01 million and $0 for the years ended December 31, 2024 and 2023, respectively. The increase was primarily due to interest earned on the Company’s money market and certificate of deposit accounts.

Change in Fair Value of Warrant Liability and Gain/Loss on Warrant Exercise

The Company recorded a change in fair value of warrant and gain/loss on warrant exercise of $332,325 for the year ended December 31, 2024.

Deferred Tax Income

Deferred tax income was $(0.07) million and approximately $0.07 million for the years ended December 31, 2024 and 2023, respectively. The decrease was due to the fact that the Company did not qualify for the Arizona refundable research and development tax credit in 2024.

Other Income (Expense), Net

Other income (expense), net was approximately $(0.7) million and approximately $0.06 million for the years ended December 31, 2024 and 2023, respectively. The change was primarily due to an increase in commitment fee expense related to the Company’s loans payable and equity line of credit.

Liquidity and Capital Resources

As of December 31, 2024, we had cash and cash equivalents of approximately $0.2 million. As of December 31, 2024, we have financed our operations primarily through sales of securities.

Our levels of cash will only be sufficient to meet our anticipated cash needs for our operations and other cash requirements until December 31, 2025 and for at least 12 months beyond that period, including our costs associated with being a public reporting company, if we receive additional financing. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Our auditor’s opinion included in our audited financial statements for the years ended December 31, 2024 and 2023 contains an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until December 31, 2025 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors”.

At The Market Offering Agreement

On December 2, 2024, the Company entered into the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. The Company has authorized the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

The offer and sale of shares of common stock will be made pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the SEC on December 2, 2024 (File No. 333-283559) (the “Shelf Registration Statement”), and a related prospectus, as supplemented by prospectus supplements pursuant to Rule 424(b) under the Securities Act. The Shelf Registration Statement was declared effective by the SEC on December 5, 2024. The Company is not obligated to make any sales of shares of common stock under the ATM Agreement and no assurance can be given that the Company will sell any shares of common stock under the ATM Agreement, or, if the Company does, as to the price or amount of shares of common stock that the Company will sell, or the dates on which any such sales will take place.

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. The offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010, or sooner if either the Company or Wainwright terminates the ATM Agreement.

The Company will pay Wainwright a cash commission equal to 3.0% of the gross proceeds from each sale of shares of common stock sold pursuant to the ATM Agreement, and will reimburse Wainwright for certain specified expenses, including the documented fees and costs of its legal counsel reasonably incurred in connection with entering into the transactions contemplated by the ATM Agreement in an amount up to $50,000 and up to $2,500 per due diligence update session.

The Company made certain customary representations, warranties and covenants in the ATM Agreement concerning the Company and the Shelf Registration Statement, prospectus, prospectus supplement and other documents and filings relating to the offering of the shares of common stock. In addition, the Company has agreed to indemnify Wainwright against certain liabilities, including liabilities under the Securities Act.

During the year ended December 31, 2024, a total of 140,512 shares were sold through Wainwright under the ATM Agreement, for net proceeds of $471,392, after paying compensation of $14,579 to Wainwright with respect to such sales of shares pursuant to the ATM Agreement.

Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved Amendment No. 1 to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 93,750 shares of common stock. As of December 31, 2024, stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 6,024 shares of common stock, not including stock options that terminated without exercise. In addition, as of December 31, 2024, a total of 72,318 shares of restricted stock have been granted under the Plan, not including restricted stock that had been forfeited or returned for tax withholding purposes. See Item 11. “Executive Compensation – Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan” for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for fiscal years ended December 31, 2024 and December 31, 2023:

Cash Flow

	Years Ended December 31,
	2024	2023

Net cash (used in) provided by operating activities	$(3,066,327)	$(4,848,373)
Net cash provided by (used in) investing activities	2,117,598	(3,178,179)
Net cash provided by financing activities	6,472	8,895,671
Net (decrease) increase in cash and cash equivalents	(942,257)	869,119
Cash and cash equivalents, beginning of period	1,123,528	254,409
Cash and cash equivalents, end of period	$181,271	$1,123,528

Net cash used in operating activities was approximately $3.1 million for the year ended December 31, 2024 and approximately $4.9 million for the year ended December 31, 2023. The change was primarily due to an increase in accounts payable and accrued liabilities of approximately $1.6 million, an increase in stock-based compensation expense of approximately $0.7 million, an increase in amortization of debt discount of approximately $0.7 million, and increased issuances of common stock and warrants totaling approximately $1.9 million. These changes were offset by an increase to net loss of approximately $3.2 million.

Net cash provided by investing activities was approximately $2.1 million for the year ended December 31, 2024, while net cash used in investing activities was approximately $3.2 million for the year ended December 31, 2023. The change was primarily due to the early redemption of a certificate of deposit with Southwest Heritage Bank (formerly Commerce Bank of Arizona) (“SHB”). The principal use of such funds was to pay off the Company’s line of credit with SHB.

Net cash provided by financing activities was approximately $0.01 million for the year ended December 31, 2024 and approximately $8.9 million for the year ended December 31, 2023. The change was primarily due to reduced proceeds from debt borrowings of approximately $14.3 million and the non-recurrence of proceeds from issuance of common stock pursuant to the Company’s initial public offering of $6.0 million, offset by reduced payments on debt borrowings of approximately $8.8 million, the non-recurrence of payments of issuance costs pursuant to the Company’s initial public offering of approximately $1.3 million, the non-recurrence of the purchase of stock from a stockholder for an aggregate payment of $0.8 million, and an increase in proceeds from the sale of common stock and exercise of warrants totaling approximately $0.8 million.

Recent Developments

Stock Purchase Agreement with Dear Cashmere Group Holding Company; Termination

On January 28, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), dated as of January 28, 2025 (the “Effective Date”), by and among the Company, Dear Cashmere Group Holding Company, a Nevada corporation (“DRCR”), James Gibbons (“Gibbons”), and Nicholas Link (together with Gibbons, the “Sellers”). The Purchase Agreement provided that, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, the Company will consummate the transactions (the “Transactions”) contemplated by the Purchase Agreement at the date (the “Closing Date”) of the closing of the Transactions (the “Closing”). The Transactions were contemplated to include (a) the Company’s issuance to the Sellers of (i) shares of common stock constituting 19.99% of its outstanding shares of common stock; and (ii) an aggregate of 19,782.720 shares of a Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company, which would automatically convert, upon and subject to certain conditions, into 19,782,720 shares of common stock; and (b) the Sellers’ sale and transfer to the Company of the number of shares of common stock and preferred stock of DRCR that represent in the aggregate 99.13% of the issued and outstanding capital stock and aggregate voting power of DRCR.

The Purchase Agreement contemplated that: (a) the Company may enter into agreements with additional stockholders of DRCR to purchase their shares of DRCR, pursuant to the terms and conditions set forth in the respective purchase agreements (the “Additional Agreements”); (b) upon the Closing, DRCR would function as an operating subsidiary of the Company, and the Company would consolidate the financial results and information of DRCR with its own; (c) the Company had obtained an opinion of a financial advisor to the board of directors of the Company to the effect that, as of the date of such opinion, and based on and subject to the assumptions, limitations, qualifications and other matters set forth in such opinion, the Transactions were fair, from a financial point of view, to the stockholders of the Company, and had provided a copy of the written opinion to DRCR, solely for informational purposes; and (d) subsequent to the Closing, subject to receipt of any necessary stockholder, regulatory, and stock exchange consents or approvals, the Company would acquire the remaining outstanding equity ownership of the Company through a merger of DRCR into the Company or a wholly-owned subsidiary of the Company (the “Merger”).

In anticipation of the Closing, on February 20, 2025, the Company filed a Current Report on Form 8-K with the SEC that included, among other things, audited consolidated financial statements of DRCR as of and for the fiscal years ended December 31, 2023 and 2022; unaudited consolidated financial statements of DRCR as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023; and unaudited pro forma combined condensed financial statements of the Company and DRCR as of and for the nine months ended September 30, 2024 and for the fiscal year ended December 31, 2023 giving effect to the Transactions, the Additional Agreements, and the Merger.

The Purchase Agreement provided that it may be terminated by any of the parties at any time before the end of the Restricted Period (as defined in the Purchase Agreement), by written notice, if the Closing has not occurred on or before the 30th day following the Effective Date, except if the party seeking termination is in material breach of the Purchase Agreement and such breach proximately caused the failure to consummate the Transactions on or before the date of the termination (the “Termination Right”).

The Purchase Agreement provided that the consummation of the Transactions was subject to the satisfaction or waiver of certain conditions to the Closing. The conditions to the Closing included the condition that the parties to the Purchase Agreement obtain all approvals required for the initial listing of the Company’s common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and the transfer of the Company’s listing from the NYSE American to Nasdaq (the “Nasdaq Listing Requirement”).

On March 4, 2025, the Company exercised the Termination Right and delivered a notice of such exercise to DRCR and the Sellers terminating the Purchase Agreement, effective as of March 4, 2025. The Company’s notice stated that the Company, in consultation with its legal counsel, had determined that the parties to the Purchase Agreement would not be able to satisfy or waive the Nasdaq Listing Requirement within the foreseeable future, and that the termination was effected in consequence of this determination.

Repayment of October 2024 Convertible Promissory Note

On March 4, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $171,310 under the October 2024 Note (as defined in “—Debt – October 2024 Convertible Promissory Note”).

Payment of Boustead Securities, LLC under Termination Agreement

On February 6, 2025, the Company paid Boustead Securities, LLC, a California limited liability company and registered broker-dealer (“Boustead”), $168,467.43 pursuant to the Termination Agreement, dated as of September 18, 2024 (the “Boustead Termination Agreement”), between the Company and Boustead. See “Contractual Obligations – Termination Agreement with Boustead Securities, LLC”.

January 29, 2025 Voluntary Temporary Offer of Reduced Exercise Price of Warrant Issued to FirstFire Global Opportunities Fund, LLC

On January 29, 2025, the Company delivered a letter (the “January 2025 Reduced Exercise Price Offer”) to FirstFire Global Opportunities Fund, LLC, a Delaware limited liability company (“FirstFire”), containing an offer to voluntarily temporarily reduce the exercise price of the First May 2024 FF Warrant (as defined in “—Contractual Obligations – Debt – May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants”) from the initial exercise price of $14.40 per share to $1.25 per share (the “January 2025 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the January 2025 Reduced Exercise Price Offer. The January 2025 Reduced Exercise Price Offer was subject to certain terms and conditions, including the following: (i) The First May 2024 FF Warrant could only be exercised at the January 2025 Reduced Exercise Price on or prior to February 12, 2025; (ii) no adjustment to the number of shares issuable upon exercise of the First May 2024 FF Warrant could occur as a result of the January 2025 Reduced Exercise Price Offer or any exercise of the First May 2024 FF Warrant according to its terms; (iii) the January 2025 Reduced Exercise Price Offer had no effect on the terms and conditions of the Redemption Agreement, dated as of August 12, 2024, between the Company and FirstFire (the “Redemption Agreement”), such that any exercise of the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price would reduce the Redemption Price (as defined by the Redemption Agreement) for the remaining unexercised portion of the First May 2024 FF Warrant by the same amount as would apply to an exercise of the First May 2024 FF Warrant at the initial Exercise Price of $14.40 per share; (iv) the January 2025 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company; and (v) any anti-dilution rights under or applicable to the First May 2024 FF Warrant with respect to any “at the market offering” (as defined under Rule 415(a)(4) under the Securities Act), including, but not limited to, any such rights that may be provided for under Section 2 of the First May 2024 FF Warrant, were permanently waived.

Exercise to Purchase Remaining Shares under First May 2024 FF Warrant

On January 30, 2025, the First May 2024 FF Warrant was exercised to purchase all of the remaining 18,646 shares of common stock underlying the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price pursuant to the January 2025 Reduced Exercise Price Offer.

Repayment of September 2023 Loan, April 2024 Promissory Note, September 2024 Promissory Note

On March 7, 2025, the Company made full payment of the balance of all principal remaining in the amount of $3,530 under the September 2023 Loan (as defined in “—Contractual Obligations – Debt – September 2023 Loan”).

On January 10, 2025 and January 13, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $239,662 under the April 2024 Note (as defined in “—Contractual Obligations – Debt – April 2024 Promissory Note”).

On January 8, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $197,745 under the September 2024 Note (as defined in “—Contractual Obligations – Debt – September 2024 Promissory Note”).

Contractual Obligations

Summary of Certain Future Contractual Financial Obligations

The following table outlines certain future contractual financial obligations by period in which payment is expected, as of December 31, 2024:

	Total	Short Term	Long Term
Operating lease obligations	$144,324	$89,447	$54,877
Loans payable	431,030	431,030	-
Total contractual obligations	$575,354	$520,477	$54,877

For additional information regarding certain loans payable, refer to Note 7 in the notes to our financial statements included elsewhere in this Annual Report.

October 2024 Settlement Agreement, Release of Claims, and Covenant Not To Sue

On October 16, 2024, the Company entered into a Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of October 16, 2024 (the “GFS Settlement Agreement”), among the Company, Goat Farm Sports, LLC, a New Jersey limited liability company (“Goat Farm Sports”), Richard McGuinness (“McGuinness”), and Noel Mazzone (“Mazzone”). Prior to the execution of the GFS Settlement Agreement, the Draft Sponsorship Agreement, dated September 9, 2022, between the Company and Goat Farm Sports (the “Sponsorship Agreement”), contained a provision that the Company would provide McGuinness certain shares of the Company’s stock with a value equal to $175,000 for a role to be determined, and that McGuinness would provide Mazzone with certain shares of the Company’s stock with a value equal to $50,000 with rights to purchase additional shares of the Company’s stock with a value equal to $25,000 through certain activities, and that McGuinness and Mazzone contemplated a separate agreement outlining such terms (the “Sponsorship Agreement Shares Obligation”). The GFS Settlement Agreement amended and restated this provision to provide that, subject to the approval of the board of directors of the Company or its Compensation Committee (the “Compensation Committee”), and the entry into a standard form of consulting agreement between the Company and McGuinness and a standard form of consulting agreement between the Company and Mazzone, a restricted stock award of 4,167 shares (the “McGuinness Restricted Shares”) of common stock, will be granted to McGuinness under the Plan for a consultant role to be determined, and a restricted stock award of 209 shares (the “Mazzone Restricted Shares”) of common stock will be granted to Mazzone under the Plan for a consultant role to be determined. The McGuinness Restricted Shares and Mazzone Restricted Shares will be subject to the terms and conditions applicable to restricted stock granted under the Plan, and pursuant to the Company’s standard form of restricted stock award agreement under the Plan. In addition, the GFS Settlement Agreement provided a general release of all claims by each of the parties with respect to the Sponsorship Agreement Shares Obligation or the Sponsorship Agreement. On October 16, 2024, the Company issued the McGuinness Restricted Shares and the Mazzone Restricted Shares.

Equity Grants

On October 16, 2024, the Compensation Committee granted an award of 20,832 shares of common stock to Daniel Nelson, the Chief Executive Officer and Chairman and a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 7,292 shares of common stock to Craig Smith, the Chief Operating Officer and Secretary of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 7,286 shares of common stock to Jeffry Hecklinski, the President and a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 2,604 shares of common stock to Damon Rich, the Chief Financial Officer of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 1,459 shares of common stock to Greg Economou, a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 1,459 shares of common stock to Roger Mason Jr., a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 1,042 shares of common stock to Peter Borish, a director of the Company, under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

Termination Agreement with Boustead Securities, LLC

On September 18, 2024, the Company entered into the Boustead Termination Agreement with Boustead. The parties entered into the Boustead Termination Agreement in order to terminate the engagement letter, dated as of August 9, 2021, as amended by letter agreements entered into by Boustead and the Company dated as of November 4, 2023, November 8, 2023, and November 13, 2023 (as amended, the “Boustead Engagement Letter”), pursuant to which Boustead had certain rights to act as a financial advisor to the Company. The Boustead Termination Agreement also provides for the termination of the right of first refusal (the “Boustead Right of First Refusal”) provided under the Underwriting Agreement, dated as of November 13, 2023, between the Company and Boustead, as representative of the underwriters in connection with the Company’s firm commitment underwritten initial public offering (the “Underwriting Agreement”), in exchange for the issuance of the Termination Shares (as defined below).

The Boustead Termination Agreement provides that the Company will issue to Boustead 62,500 shares (the “Initial Termination Shares”) of the Company’s common stock by the later of the date that is (i) five business days after the date of the Boustead Termination Agreement and (ii) the date that the NYSE American authorizes the issuance of the Initial Termination Shares (the “Termination Date”). On the Termination Date, the Boustead Engagement Letter and the Boustead Right of First Refusal and rights and obligations pursuant to the Boustead Engagement Letter and the Boustead Right of First Refusal will be terminated except with respect to certain customary surviving provisions.

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

In addition, the Boustead Termination Agreement requires that if the Company raises at least $1 million in gross proceeds from a financing, the Company will pay Boustead $100,000 as partial consideration under the Boustead Termination Agreement and $68,467.43 to pay an existing account payable owed by the Company to Boustead. See “—Recent Developments – Payment of Boustead Securities, LLC under Termination Agreement”.

On October 15, 2024, the Company entered into a letter agreement, dated as of October 15, 2024 (the “Termination Agreement Amendment”), between the Company and Boustead. The Termination Agreement Amendment amends and supplements the Boustead Termination Agreement to provide that notwithstanding anything to the contrary, the aggregate number of shares of common stock issuable to Boustead pursuant to the Boustead Termination Agreement will be limited to no more than 19.99% of the aggregate number of shares issued and outstanding shares of common stock immediately prior to the execution of the Boustead Termination Agreement, or 75,452 shares of common stock, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the Boustead Termination Agreement under applicable rules of the NYSE American (the “Termination Shares Exchange Cap”), unless the Company’s stockholders have approved the issuance of common stock pursuant to the Boustead Termination Agreement in excess of that amount in accordance with the applicable rules of the NYSE American (the “Exchange Cap Stockholder Approval”).

The Termination Agreement Amendment states that the Company will be required to file a registration statement on Form S-4 that includes a joint proxy statement/prospectus relating to a stockholders meeting of the Company (the “DRCR Transaction Stockholders Meeting”) pursuant to the Purchase Agreement. The Termination Agreement Amendment provides that the Company will solicit proxies to vote for the Exchange Cap Stockholder Approval at the DRCR Transaction Stockholders Meeting and to include all necessary information to obtain the Exchange Cap Stockholder Approval in the related proxy statement. If the Company files a proxy statement in connection with any other meeting of stockholders, or an information statement in connection with a written consent of stockholders in lieu of a stockholders meeting, prior to the DRCR Transaction Stockholders Meeting, it will include a proposal to obtain the Exchange Cap Stockholder Approval in such proxy statement and solicit proxies for such Exchange Cap Stockholder Approval, or include disclosure of the Exchange Cap Stockholder Approval in such information statement, in each case in accordance with applicable rules of the SEC to obtain the Exchange Cap Stockholder Approval.

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

On October 17, 2024, the Company issued the Initial Termination Shares to Boustead, resulting in the termination of the Boustead Engagement Letter and the Boustead Right of First Refusal.

Transactions with Clayton Adams

On July 23, 2024, the Company entered into a Consulting Agreement (the “Adams Consulting Agreement”), dated as of July 23, 2024, with Clayton Adams (“Adams”). The Adams Consulting Agreement provided that Adams will provide certain consulting services to the Company on mergers, acquisitions, financing sources, public company and governance matters, building market awareness, and other duties as may reasonably be requested by the Company. In consideration for these services, the Company granted Adams 2,664 shares of common stock (the “Plan Shares”) under the Plan. In addition, the Consulting Agreement provided that the Company will grant Adams 13,935 shares of common stock (the “Adams Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement entered into between the Company and Adams on July 23, 2024, dated as of July 23, 2024 (the “Adams Deferred Award Agreement”), within one business day of the date of the later of the authorization of the grant of the Adams Deferred Shares by (i) the NYSE American and (ii) the board of directors of the Company or the Compensation Committee. The Compensation Committee approved the grants of the Plan Shares and the Adams Deferred Shares on July 22, 2024.

On July 25, 2024, the Company entered into Amendment No. 1 to Consulting Agreement with Adams, dated as of July 25, 2024 (the “Adams Consulting Agreement Amendment”). The Adams Consulting Agreement Amendment amended the Adams Consulting Agreement to provide that the Company will grant Birddog Capital, LLC, a Nebraska limited liability company (“Birddog Capital”), an entity beneficially owned by Adams, 13,935 shares of common stock (the “Birddog Deferred Shares”), as a private placement not subject to the terms of the Plan, under a separate Non-Plan Restricted Stock Award Agreement between the Company and Birddog Capital, dated as of July 25, 2024 (the “Birddog Deferred Award Agreement”), within one business day of the date of the later of the authorization of the grant of the Birddog Deferred Shares by (i) the NYSE American and (ii) the board of directors or the Compensation Committee. The Compensation Committee approved the grant of the Birddog Deferred Shares on July 25, 2024. The Birddog Deferred Award Agreement provides certain registration rights with respect to the Birddog Deferred Shares. Pursuant to the terms of the Adams Consulting Agreement Amendment, the Company will not grant the Adams Deferred Shares. On August 2, 2024, the NYSE American authorized the issuance of the Birddog Deferred Shares, and the Birddog Deferred Shares were issued on August 5, 2024.

In addition, on July 23, 2024, the Company entered into a subscription agreement, dated as of July 23, 2024, with Adams (the “Subscription Agreement”). The Subscription Agreement provided for the payment of $100,000 by Adams to the Company and the issuance of a pre-funded warrant to purchase 6,945 shares of common stock of the Company to Adams at an exercise price of $0.48 per share (the “Adams Warrant”). The Subscription Agreement also provided certain registration rights with respect to the shares issuable upon exercise of the Adams Warrant. The Adams Warrant was subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. The Adams Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the Adams Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. Pursuant to the Subscription Agreement, the Company issued the Adams Warrant to Adams on July 23, 2024. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the Adams Warrant.

As of September 30, 2024, the Adams Warrant had been fully exercised.

Placement Agent Compensation Relating to Adams Warrant Transaction

Under the Boustead Engagement Letter and the Underwriting Agreement, Boustead was required to be paid certain compensation as the Company’s placement agent in connection with the transaction described above with respect to the issuance of the Adams Warrant. Pursuant to the Boustead Engagement Letter, the Company was required to pay Boustead a cash fee equal to 7% of the gross proceeds from this transaction, and a non-accountable expense allowance of cash equal to 1% of the gross proceeds from this transaction. Boustead deferred its rights to such cash compensation with respect to this transaction. In addition, the Company was required to issue a placement agent warrant to Boustead for the purchase of 487 shares of common stock, equal to 7% of the number of the shares of common stock that may be issued upon exercise of the Adams Warrant, with an exercise price of $14.40 per share (the “July 2024 Boustead Warrant”). The July 2024 Boustead Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the July 2024 Boustead Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. On August 2, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the July 2024 Boustead Warrant. The July 2024 Boustead Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

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

In addition, pursuant to the BPLLC Letter Agreement, in consideration for the deferring of the Outstanding Fees, on July 15, 2024, the Company issued Bevilacqua PLLC a pre-funded warrant to purchase 52,084 shares of the Company’s common stock (the “BPLLC Warrant”). The BPLLC Warrant had an exercise price of $0.48 per share and provided for piggyback registration rights with respect to the shares of common stock issuable upon exercise of the BPLLC Warrant. The BPLLC Warrant was subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. The BPLLC Warrant became exercisable on the date that the NYSE American authorized the issuance of shares pursuant to exercise of the BPLLC Warrant with respect to the number of shares authorized for such issuance, or the date that the Company was no longer listed on the NYSE American. On July 24, 2024, the NYSE American authorized the issuance of the shares of common stock issuable upon exercise of the BPLLC Warrant.

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

Pursuant to the Underwriting Agreement, we were subject to a lock-up agreement that provides that we may not, for 12 months, subject to certain exceptions, (i) offer, pledge, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant or modify the terms of any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or cause to be filed any registration statement with the SEC relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company (other than pursuant to a registration statement on Form S-8 for employee benefit plans); or (iii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company, whether any such transaction described in clause (i), (ii) or (iii) above is to be settled by delivery of shares of capital stock of the Company or such other securities, in cash or otherwise. These restrictions do not apply to certain transactions including issuances of common stock under the Company’s existing and disclosed stock option or bonus plans, shares of common stock, options or convertible securities issued to banks, equipment lessors, other financial institutions, real property lessors pursuant to an equipment leasing or real property leasing transaction approved by a majority of the disinterested directors of the Company, or shares of common stock, options or convertible securities issued in connection with sponsored research, collaboration, technology license, development, marketing, investor relations or other similar agreements or strategic partnerships approved by a majority of the disinterested directors of the Company.

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

Management Employment Agreements

See Part III. Item 11. “Executive Compensation – Management Employment and Consulting Agreements”.

Midwestern Settlement and Release Agreement

See Part I. Item 3. “Legal Proceedings – Midwestern Settlement and Release Agreement”.

Debt

October 2024 Convertible Promissory Note

On October 7, 2024, the Company issued a Convertible Promissory Note to DRCR, dated October 7, 2024, in the principal amount of $150,000 (the “October 2024 Note”). The principal under the October 2024 Note accrued interest at an annual rate of 35%. The principal and accrued interest became payable on the date of written demand any time after the closing of the Company’s next financing transaction (the “Payment Date”). The Company was required to make full payment of the balance of all principal and accrued interest on the Payment Date. The Company was permitted to prepay the principal and any interest then due without penalty. If any amount was not paid when due, such overdue amount accrued default interest at a rate of 37%. In addition, the October 2024 Note provided that at any time after an event of default, the holder of the October 2024 Note was permitted to convert the outstanding principal amount plus accrued and unpaid interest into shares of the Company’s common stock, at a conversion price of $14.40 per share, subject to adjustment for stock splits and similar transactions. The conversion right was subject to prior authorization (“Exchange Authorization”) of the NYSE American, and the October 2024 Note would be amended to incorporate any modifications requested by the NYSE American in order to provide the Exchange Authorization. The October 2024 Note also contained customary representations, warranties, and events of default provisions. As of December 31, 2024, the outstanding balance under the October 2024 Note was $150,000.

See “—Recent Developments – Repayment of October 2024 Convertible Promissory Note”.

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

As of December 31, 2024, the outstanding balance under the September 2024 Note was $188,928.

See “—Recent Developments – Repayment of September 2023 Loan, April 2024 Promissory Note, September 2024 Promissory Note”.

May 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants

On May 16, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 16, 2024, between the Company and FirstFire, as amended (as amended, the “May 2024 FF Purchase Agreement”) by that certain Amendment to the Transaction Documents, dated as of June 18, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Transaction Documents”), pursuant to which, as a private placement transaction, the Company issued FirstFire a senior secured promissory note, as amended by that certain Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Note and May 2024 FF Warrants”), in the principal amount of $412,500 (as amended, the “May 2024 FF Note”); 3,907 shares of common stock (the “May 2024 FF Commitment Shares”), as partial consideration for the purchase of the May 2024 FF Note; a warrant to purchase up to 28,646 shares of common stock at an initial exercise price of $14.40 per share, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “First May 2024 FF Warrant”), as partial consideration for the purchase of the May 2024 FF Note; and a warrant to purchase up to 5,209 shares of common stock at an initial exercise price of $0.48 per share exercisable from the date of an “Event of Default” as defined by the May 2024 FF Note (an “FF Notes Event of Default”) under the May 2024 FF Note, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “Second May 2024 FF Warrant” and together with the First May 2024 FF Warrant, the “May 2024 FF Warrants”), as partial consideration for the purchase of the May 2024 FF Note.

The Company also entered into a Security Agreement, dated as of May 16, 2024, between the Company and FirstFire (the “May 2024 FF Security Agreement”), under which the Company agreed to grant FirstFire a security interest to secure the Company’s obligations under the May 2024 FF Note in all assets of the Company except for a certificate of deposit account with SHB with an approximate balance of $2,100,000 together with (i) all interest, whether now accrued or hereafter accruing; (ii) all additional deposits made to such account; (iii) any and all proceeds from such account; and (iv) all renewals, replacements and substitutions for any of the foregoing (the “SHB Collateral”), which is subject to that certain Assignment of Deposit Account, dated as of December 11, 2023, between the Company and SHB (the “SHB Assignment of Deposit”), until the full repayment of that certain promissory note in the original principal amount of $2,000,000 issued by the Company to SHB, dated as of December 11, 2023 and maturing on December 11, 2024 (the “Second SHB Promissory Note”), pursuant to that certain Business Loan Agreement, dated as of December 11, 2023, between the Company and SHB (the “Second SHB Loan Agreement”).

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

The May 2024 FF Purchase Agreement (as well as the May 2024 FF Note and the May 2024 FF Warrants) provided that the maximum amount of shares of common stock issuable under the May 2024 FF Note and the May 2024 FF Warrants was limited to the FF Exchange Limitation (as defined below) until we had obtained stockholder approval (the “FF Stockholder Approval”) to issue shares in excess of 19.99% of the issued and outstanding common stock of the Company as of the date of the May 2024 FF Purchase Agreement, or 64,058 shares of common stock, which number of shares shall be reduced, on a share-for-share basis, by the number of shares of common stock issued or issuable pursuant to any transaction or series of transactions that may be aggregated with the transactions contemplated by the May 2024 FF Purchase Agreement under applicable rules of the NYSE American (“FF Exchange Limitation”). The Company was required to hold a meeting of stockholders on or before the date that was six months after the date of the May 2024 FF Purchase Agreement, for the purpose of obtaining the FF Stockholder Approval, with the recommendation of the Company’s board of directors that such proposal be approved; the Company was required to solicit proxies from the Company’s stockholders in connection with the proposal in the same manner as all other management proposals in such proxy statement; and all management-appointed proxyholders must vote their proxies in favor of such proposal. In addition, all members of the Company’s board of directors and all of the Company’s executive officers were required to vote in favor of such proposal, for purposes of obtaining the FF Stockholder Approval, with respect to all of the Company’s securities then held by such persons, and the Company was generally required to use the Company’s commercially reasonable efforts to obtain the FF Stockholder Approval. If the Company had not obtained the FF Stockholder Approval at the first meeting at which the proposal was voted upon, the Company was required to call a stockholder meeting as often as possible thereafter to seek the FF Stockholder Approval until the FF Stockholder Approval was obtained.

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

Under the May 2024 FF Note, the holder of the May 2024 FF Note was permitted, at any time and from time to time, subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after conversion or exercise (the “FF Beneficial Ownership Limitation”) and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), to convert the outstanding principal amount and accrued interest under the May 2024 FF Note into shares of common stock at an initial conversion price of $14.40 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock to match the price of such lower-priced securities, other than for an Excluded Issuance (the “FF Notes Fixed Conversion Price”). If the Company failed to make an amortization payment when due under the May 2024 FF Note, the balance remaining under the May 2024 FF Note would have become convertible, and the conversion price would have become the lower of the then-applicable FF Notes Fixed Conversion Price and 80% of the lowest closing price of the common stock during the ten trading days prior to the date of a conversion of the May 2024 FF Note. If an FF Notes Event of Default had occurred, then the balance remaining under the May 2024 FF Note would have become convertible at the lower of the FF Notes Fixed Conversion Price, the closing price of the common stock on the date of the FF Notes Event of Default (or the next trading day if such date is not on a trading day), and $9.36 per share.

An FF Notes Event of Default would have occurred upon the occurrence of any of the following: The failure to pay obligations when due; failure to issue shares upon conversions as required; a material breach of representations and warranties or covenants; the entry of material judgments against certain of the Company’s subsidiaries; the initiation of bankruptcy or insolvency proceedings of certain of our subsidiaries; defaults on other indebtedness; failure to remain subject to and compliant with the Exchange Act; failure to maintain intellectual property and other necessary assets; the restatement of any financial statements; disclosure or attempted disclosure of material non-public information to the May 2024 FF Note holder; unavailability of Rule 144 under the Securities Act (“Rule 144”) for resales of the Company’s securities on or after six months from the issuance date of the May 2024 FF Note; and the delisting or suspension of listing of the Company’s common stock by the NYSE American. The occurrence of an FF Notes Event of Default would have resulted in a number of additional obligations to the May 2024 FF Note holder, including acceleration and multiplication by 125% of the May 2024 FF Note balance; default interest at the rate of the lesser of (i) 15% per annum and (ii) the maximum amount permitted by law from the due date thereof until the same is paid; and the increase of the principal balance of the May 2024 FF Note by $3,000 each calendar month until the May 2024 FF Note was repaid in its entirety.

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

The May 2024 FF Note was a senior secured obligation of the Company, with priority over all existing and future indebtedness of the Company, except that the May 2024 FF Note was junior in priority to the Second SHB Promissory Note and, in accordance with the Amendment to May 2024 FF Transaction Documents, pari passu in priority to the June 2024 FF Note. The May 2024 FF Note prohibited the Company from incurring any Indebtedness that was senior to or pari passu with the obligations under the May 2024 FF Note. During the period that any obligation under the May 2024 FF Note remained outstanding, the Company was prohibited, without the May 2024 FF Note holder’s prior written consent, from declaring or paying any dividends or other distributions on shares of capital stock except in the form of shares of common stock or distributions pursuant to a stockholders’ rights plan approved by a majority of the Company’s disinterested directors. The Company also was prohibited from repurchasing any capital stock or repaying any indebtedness other than the May 2024 FF Note and the Second SHB Promissory Note while the Company had any obligation under the May 2024 FF Note without FirstFire’s written consent. The Company was also prohibited from (a) changing the nature of its business; (b) selling, divesting, changing the structure of any material assets other than in the ordinary course of business; (c) entering into a Variable Rate Transaction; or (d) entering into any merchant cash advance transaction, sale of receivables transaction, or any other similar transaction, without the consent of FirstFire, which could not be unreasonably withheld. The May 2024 FF Note also contained a most favored nations provision with respect to the issuance of any debt securities of the Company.

On August 23, 2024, FirstFire converted $41,250 of the outstanding balance under the May 2024 FF Note into 2,865 shares of common stock at the FF Notes Fixed Conversion Price ($14.40 per share). On September 16, 2024, the Company made the first amortization payment required under the May 2024 FF Note of $56,715. On September 19, 2024, FirstFire effected two conversions of the May 2024 FF Note, which in aggregate converted the remaining balance of $355,785 under the May 2024 FF Note into 24,708 shares of common stock at the FF Notes Fixed Conversion Price.

May 2024 FF Warrants

First May 2024 FF Warrant

The First May 2024 FF Warrant was exercisable for up to 28,646 shares of common stock from the date of issuance until the fifth anniversary of the date of issuance. The holder could exercise the First May 2024 FF Warrant by a “cashless” exercise if the Market Price (as defined below) was less than the exercise price then in effect and there was no effective registration statement for the resale of the shares. The “Market Price” was defined as the highest traded price of the common stock during the 30 trading days before the date of the cashless exercise. The number of shares issuable upon cashless exercise would equal (i) the product of (a) the number of shares of common stock that the holder elects to purchase under the First May 2024 FF Warrant, times (b) the Market Price less the exercise price, divided by (ii) the Market Price.

Under the First May 2024 FF Warrant, the holder of the First May 2024 FF Warrant could at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), exercise the First May 2024 FF Warrant to purchase shares of common stock at an initial exercise price of $14.40 per share, subject to adjustment, including adjustments under full-ratchet anti-dilution provisions for any issuances of securities at a lower price per share or per underlying share of common stock other than for an Excluded Issuance, or for any issuances of securities at a price which varied or may have varied with the market price of the common stock, to match the price of such lower-priced or variable-priced securities, or for other dilution events. Simultaneous with any adjustment to the exercise price as a result of an anti-dilution adjustment, the number of shares underlying the First May 2024 FF Warrant would be adjusted proportionately so that after such adjustment the aggregate exercise price payable under the First May 2024 FF Warrant for the adjusted number of shares underlying the First May 2024 FF Warrant would be the same as the aggregate exercise price in effect immediately prior to such adjustment (without regard to any limitations on exercise). The First May 2024 FF Warrant also contained rights to any rights to purchase securities of the Company distributed pro rata to the stockholders of the Company.

See “—November 25, 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC”, “—Partial Exercise of First May 2024 FF Warrant”, “—Recent Developments – January 29, 2025 Voluntary Temporary Offer of Reduced Exercise Price of Warrant Issued to FirstFire Global Opportunities Fund, LLC”, and “—Recent Developments – Exercise to Purchase Remaining Shares under First May 2024 FF Warrant”.

Second May 2024 FF Warrant

The Second May 2024 FF Warrant was exercisable for up to 5,209 shares of common stock at an initial exercise price of $0.48 per share from the date (the “Second FF Warrants Trigger Date”) of an FF Notes Event of Default until the fifth anniversary of the Second FF Warrants Trigger Date, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation. The Second May 2024 FF Warrant would have been automatically canceled if the May 2024 FF Note had been fully repaid in cash prior to any FF Notes Event of Default. The Second May 2024 FF Warrant otherwise had the same terms and conditions as the First May 2024 FF Warrant.

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

Placement Agent Compensation Relating to May 2024 Private Placement

Under the Boustead Engagement Letter and the Underwriting Agreement, under which Boustead acted as the placement agent in connection with the initial transaction contemplated by the May 2024 FF Purchase Agreement, the Company paid to Boustead a cash fee of $26,250, equal to 7% of the purchase price of the May 2024 FF Note, and a non-accountable expense allowance of $3,750, equal to 1% of the purchase price of the May 2024 FF Note. The Company also issued Boustead 274 shares of common stock, equal to 7% of the May 2024 FF Commitment Shares. In addition, the Company issued a placement agent warrant to purchase up to 7% of the shares issuable upon exercise of the First May 2024 FF Warrant, or 2,006 shares, with an exercise price of $14.40 per share (the “FF Placement Agent Warrant”). The number of shares that may be issued upon exercise of the FF Placement Agent Warrant was limited by the FF Exchange Limitation until the Company obtained the FF Stockholder Approval. The FF Placement Agent Warrant will be exercisable for a period of five years from the date of issuance, contains cashless exercise provisions, and may have certain registration rights.

Under the Boustead Engagement Letter, the Company also issued to Boustead a placement agent warrant to purchase up to a number of shares equal to 7% of the shares of common stock issuable upon exercise of the Second May 2024 FF Warrant, or 365 shares, at an exercise price of $0.48 per share (the “Second May 2024 Placement Agent Warrant”), exercisable for five years from the Second FF Warrants Trigger Date.

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

June 2024 Private Placement of Convertible Senior Secured Promissory Note and Warrants

On June 18, 2024, the Company entered into the Securities Purchase Agreement, dated as of June 18, 2024 (the “June 2024 FF Purchase Agreement”), between the Company and FirstFire, pursuant to which, as a private placement transaction, the Company issued FirstFire a senior secured promissory note in the principal amount of $198,611 (the “June 2024 FF Note” and together with the May 2024 FF Note, the “FF Notes”); 1,881 shares of common stock (the “June 2024 FF Commitment Shares”), as partial consideration for the purchase of the June 2024 FF Note; a warrant at an initial exercise price of $14.40 per share (the “First June 2024 FF Warrant” and together with the First May 2024 FF Warrant, the “FirstFire Warrants”) for the purchase of up to 13,793 shares of common stock at an initial exercise price of $14.40 per share, as partial consideration for the purchase of the June 2024 FF Note; and a warrant (the “Second June 2024 FF Warrant” and together with the First June 2024 FF Warrant, the “June 2024 FF Warrants”) for the purchase of up to 2,508 shares of common stock at an initial exercise price of $0.48 per share exercisable from the Second FF Warrants Trigger Date, that we issued to FirstFire as partial consideration for the purchase of the June 2024 FF Note.

The Company also entered into a Security Agreement, dated as of June 18, 2024, between the Company and FirstFire (the “June 2024 FF Security Agreement”), under which the Company agreed to grant FirstFire a security interest to secure the Company’s obligations under the June 2024 FF Note in all assets of the Company except for the SHB Collateral, until the full repayment of the Second SHB Promissory Note, pursuant to the Second SHB Loan Agreement.

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

The June 2024 FF Purchase Agreement (as well as the June 2024 FF Note and the June 2024 FF Warrants) provided that the maximum amount of shares of common stock issuable under the June 2024 FF Note and the June 2024 FF Warrants was limited to the FF Exchange Limitation until the Company had obtained the FF Stockholder Approval. The Company was required to hold a meeting of stockholders on or before the date that was six months after the date of the June 2024 FF Purchase Agreement, for the purpose of obtaining the FF Stockholder Approval, with the recommendation of the Company’s board of directors that such proposal be approved; the Company was required to solicit proxies from the Company’s stockholders in connection with the proposal in the same manner as all other management proposals in such proxy statement; and all management-appointed proxyholders must vote their proxies in favor of such proposal. In addition, all members of the Company’s board of directors and all of the Company’s executive officers were required to vote in favor of such proposal, for purposes of obtaining the FF Stockholder Approval, with respect to all of the Company’s securities then held by such persons, and the Company was generally required to use the Company’s commercially reasonable efforts to obtain the FF Stockholder Approval. If the Company had not obtained the FF Stockholder Approval at the first meeting at which the proposal was voted upon, the Company was required to call a stockholder meeting as often as possible thereafter to seek the FF Stockholder Approval until the FF Stockholder Approval was obtained.

On September 18, 2024, the 2024 Annual Meeting was held. At the 2024 Annual Meeting, the stockholders approved a proposal to approve the issuance of all of the shares of common stock, issued or issuable pursuant to the May 2024 FF Purchase Agreement, the June 2024 FF Purchase Agreement, and the Boustead Engagement Letter, in connection with the May 2024 FF Purchase Agreement and the June 2024 FF Purchase Agreement, in accordance with Section 713(a) of the NYSE American Company Guide. As a result, the FF Stockholder Approval was obtained.

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

Under the June 2024 FF Note, the holder of the June 2024 FF Note was permitted, at any time and from time to time, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation (before the FF Stockholder Approval was obtained), to convert the outstanding principal amount and accrued interest under the June 2024 FF Note into shares of common stock at the initial FF Notes Fixed Conversion Price. If the Company failed to make an amortization payment when due under the June 2024 FF Note, the balance remaining under the June 2024 FF Note would have become convertible, and the conversion price would have become the lower of the then-applicable FF Notes Fixed Conversion Price and 80% of the lowest closing price of the common stock during the ten trading days prior to the date of a conversion of the June 2024 FF Note. If an FF Notes Event of Default had occurred, then the balance remaining under the June 2024 FF Note would have become convertible at the lower of the FF Notes Fixed Conversion Price, the closing price of the common stock on the date of the FF Notes Event of Default (or the next trading day if such date is not on a trading day), and $9.36 per share.

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

The June 2024 FF Note was a senior secured obligation of the Company, with priority over all existing and future indebtedness of the Company, except that the June 2024 FF Note provided that it was pari passu in priority to the May 2024 FF Note, and junior in priority to the Second SHB Promissory Note. The June 2024 FF Note prohibited the Company from incurring any Indebtedness that was senior to or pari passu with the obligations under the June 2024 FF Note. During the period that any obligation under the June 2024 FF Note remained outstanding, the Company was prohibited, without the June 2024 FF Note holder’s prior written consent, from declaring or paying any dividends or other distributions on shares of capital stock except in the form of shares of common stock or distributions pursuant to a stockholders’ rights plan approved by a majority of the Company’s disinterested directors. The Company also was prohibited from repurchasing any capital stock or repaying any indebtedness other than the May 2024 FF Note and the Second SHB Promissory Note while the Company had any obligation under the June 2024 FF Note and the Second SHB Promissory Note while the Company had any obligation under the June 2024 FF Note without FirstFire’s written consent. The Company was also prohibited from (a) changing the nature of its business; (b) selling, divesting, changing the structure of any material assets other than in the ordinary course of business; (c) entering into a Variable Rate Transaction; or (d) entering into any merchant cash advance transaction, sale of receivables transaction, or any other similar transaction, without the consent of FirstFire, which could not be unreasonably withheld. The June 2024 FF Note also contained a most favored nations provision with respect to the issuance of any debt securities of the Company.

On September 19, 2024, FirstFire converted the entire balance under the May 2024 FF Note of $218,472 into 15,172 shares of common stock at the FF Notes Fixed Conversion Price ($14.40 per share).

June 2024 FF Warrants

First June 2024 FF Warrant

The First June 2024 FF Warrant was exercisable for up to 13,793 shares of common stock from the date of issuance until the fifth anniversary of the date of issuance at an initial exercise price of $14.40 per share, subject to adjustment.

See “—November 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC” and “—Exercise of First June 2024 FF Warrant”.

Second June 2024 FF Warrant

The Second June 2024 FF Warrant was exercisable for up to 2,508 shares of common stock at an initial exercise price of $0.48 per share from the Second FF Warrants Trigger Date until the fifth anniversary of the Second FF Warrants Trigger Date, subject to the FF Beneficial Ownership Limitation and the FF Exchange Limitation. The Second June 2024 FF Warrant would have been automatically cancelled if the June 2024 FF Note had been fully repaid in cash prior to any FF Notes Event of Default. The Second June 2024 FF Warrant otherwise had the same terms and conditions as the First June 2024 FF Warrant.

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

November 25, 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On November 25, 2024, the Company delivered a letter (the “November 25, 2024 Reduced Exercise Price Offer”) to FirstFire containing an offer to voluntarily temporarily reduce the exercise price of the First May 2024 FF Warrant from the initial exercise price of $14.40 per share to $3.00 per share (the “November 25, 2024 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the November 25, 2024 Reduced Exercise Price Offer. The November 25, 2024 Reduced Exercise Price Offer was subject to certain terms and conditions, including the following: (i) The First May 2024 FF Warrant could only be exercised at the November 25, 2024 Reduced Exercise Price on or prior to December 13, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the First May 2024 FF Warrant would occur as a result of the November 25, 2024 Reduced Exercise Price Offer or any exercise of the First May 2024 FF Warrant according to its terms; (iii) the November 25, 2024 Reduced Exercise Price Offer would have no effect on the terms and conditions of the Redemption Agreement, such that any exercise of the First May 2024 FF Warrant at the November 25, 2024 Reduced Exercise Price would reduce the Redemption Price (as defined by the Redemption Agreement) for the remaining unexercised portion of the First May 2024 FF Warrant by the same amount as would apply to an exercise of the First May 2024 FF Warrant at the initial exercise price of $14.40 per share; (iv) the November 25, 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company; and (v) any anti-dilution rights under or applicable to the First May 2024 FF Warrant with respect to any “at the market offering” (as defined under Rule 415(a)(4) under the Securities Act, including, but not limited to, any such rights that may be provided for under Section 2 of the First May 2024 FF Warrant, were permanently waived.

Partial Exercise of First May 2024 FF Warrant

On December 2, 2024, the First May 2024 FF Warrant was exercised to purchase 10,000 shares of common stock at the November 25, 2024 Reduced Exercise Price pursuant to the November 25, 2024 Reduced Exercise Price Offer.

November 12, 2024 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On November 12, 2024, the Company delivered a letter (the “November 12, 2024 Reduced Exercise Price Offer”) to FirstFire, containing an offer to voluntarily temporarily reduce the exercise price under the FirstFire Warrants from the initial exercise price of $14.40 per share to $5.76 per share (the “November 12, 2024 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the November 12, 2024 Reduced Exercise Price Offer. The November 12, 2024 Reduced Exercise Price Offer is subject to certain terms and conditions, including the following: (i) The FirstFire Warrants could only be exercised at the November 12, 2024 Reduced Exercise Price on or prior to December 13, 2024; (ii) no adjustment to the number of shares issuable upon exercise of the FirstFirst Warrants would occur as a result of the November 12, 2024 Reduced Exercise Price Offer or any exercise of the FirstFire Warrants according to its terms; (iii) the November 12, 2024 Reduced Exercise Price Offer had no effect on the terms and conditions of the Redemption Agreement, such that any exercise of the FirstFire Warrants at the November 12, 2024 Reduced Exercise Price would reduce the Redemption Price for the remaining unexercised portion of the FirstFire Warrants by the same amount as would apply to an exercise of the FirstFire Warrants at the initial exercise price of $14.40 per share; and (iv) the November 12, 2024 Reduced Exercise Price Offer was conditioned on its approval by the board of directors of the Company. In addition, under the terms of the November 12, 2024 Reduced Exercise Price Offer, any attempt to exercise the FirstFire Warrants by cashless exercise at the November 12, 2024 Reduced Exercise Price would be null and void.

Exercise of First June 2024 FF Warrant

On November 13, 2024, the First June 2024 FF Warrant was fully exercised at the November 12, 2024 Reduced Exercise Price pursuant to the November 12, 2024 Reduced Exercise Price Offer.

April 2024 Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note provided for Mr. Nelson to make additional advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note accrued interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty. As of December 31, 2024, the outstanding balance under the April 2024 Note was $236,645.

See “—Recent Developments – Repayment of September 2023 Loan, April 2024 Promissory Note, September 2024 Promissory Note”.

Revolving Lines of Credit with Southwest Heritage Bank

Under a Business Loan Agreement, dated October 6, 2023, between the Company and SHB (the “First SHB Loan Agreement”), the Company and SHB entered into a $350,000 secured revolving line of credit (the “First SHB LOC”). In connection with the First SHB LOC, SHB issued a promissory note to the Company, dated October 6, 2023 (the “First SHB Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First SHB Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First SHB Promissory Note. The First SHB LOC was required to be guaranteed by Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel Nelson, Jodi B. Nelson, and the Nelson Trust. The First SHB LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

Under the Second SHB Loan Agreement, the Company and SHB entered into a $2,000,000 secured revolving line of credit (the “Second SHB LOC”). In connection with the Second SHB LOC, SHB issued the Second SHB Promissory Note, with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and SHB immediately disbursed $334,625 of the funds in connection with the Second SHB LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First SHB LOC. The principal balance under the Second SHB Promissory Note incurred interest at a fixed rate per annum of 7.21% per annum, and would have matured on December 11, 2024. There was no penalty for prepayment of the Second SHB Promissory Note. The Second SHB LOC was required to be secured by a 12-month certificate of deposit account held with SHB with a minimum balance of $2,100,000 (the “CD Collateral”) under the Assignment of Deposit Account, dated December 11, 2023, between the Company and SHB (the “Assignment of Deposit Account”).

In connection with the Second SHB LOC, the Company agreed to the following negative covenants: (i) incurring any other indebtedness; (ii) permitting other liens on its property; (iii) selling any of its accounts receivable with recourse to any third party; (iv) engaging in substantially different business activities; (v) ceasing operations, engaging in certain corporate transactions, or selling the CD Collateral; or (vi) paying cash dividends on its stock except to pay certain income taxes of stockholders or repurchasing or retiring any of the Company’s outstanding common stock. The following events would have constituted a default under the Second SHB LOC: (i) failing to comply with the negative covenants described above; (ii) any change in ownership of 25% or more of the common stock of the Company; (iii) a material adverse change in the Company’s financial condition or SHB believing the prospect of payment or performance under any loans under the Second SHB LOZ is impaired; and (iv) other customary events of default including insolvency, foreclosure or forfeiture proceedings, and failure to make payment when due. Any late payments due would have been charged 5% of the regularly scheduled payments. Upon an event of default, the interest rate on the Second SHB Promissory Note would have increased to 13.21%; all indebtedness under the Second SHB Promissory Note would have become due at the option of SHB, except that if an event of default occurred due to an insolvency or certain similar events, the indebtedness would have become due immediately automatically; all of SHB’s obligations under the Second SHB Loan Agreement would have terminated; and SHB could have taken any actions permitted under the Assignment of Deposit Account, including application of account proceeds under the CD Collateral to outstanding indebtedness, and use of all rights and remedies of a secured creditor under the Arizona Uniform Commercial Code. The Second SHB LOC was also subject to certain other terms and conditions.

On July 26, 2024, the Company fully repaid the Second SHB Promissory Note. The certificate of deposit account underlying the SHB Collateral was closed and redeemed, and the SHB Assignment of Deposit and the Second SHB Loan Agreement are no longer in effect.

8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering, all of the principal underlying the convertible promissory notes had been automatically converted. In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 19,584 shares of common stock at an exercise price of $120 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due, and remains due as of December 31, 2024.

September 2023 Loan

On September 20, 2023, Daniel Nelson Financial Services Inc. Inc. (“Daniel Nelson Financial Services”) made a loan to the Company of $14,000 (the “September 2023 Loan”). Daniel Nelson is the Chief Executive Officer and sole owner of Daniel Nelson Financial Services and the Chief Executive Officer, Chairman and director of the Company. The September 2023 Loan was non-interest bearing and had no fixed maturity date. The Company repaid $10,470 of the September 2023 Loan on December 29, 2023. The balance of $3,530 was outstanding as of December 31, 2024.

See “—Recent Developments – Repayment of September 2023 Loan, April 2024 Promissory Note, September 2024 Promissory Note”.

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

Common Stock Purchase Agreement

Under a Common Stock Purchase Agreement, dated as of January 5, 2024 (the “Tumim Purchase Agreement”), and a Registration Rights Agreement, dated as of January 5, 2024 (the “Tumim Registration Rights Agreement”), each between the Company and Tumim Stone Capital LLC, a Delaware limited liability company (“Tumim”), Tumim had committed to purchase, upon the terms and conditions specified in the Tumim Purchase Agreement and the Tumim Registration Rights Agreement, up to $25 million of the Company’s common stock. Under the Tumim Purchase Agreement, we sold a total of 2,386 shares of common stock to Tumim at an average price per share of approximately $21.12 for aggregate gross proceeds of $50,627.

As consideration for Tumim’s commitment to purchase shares of common stock upon the terms of and subject to satisfaction of the conditions set forth in the Tumim Purchase Agreement, on the date of the initial filing with the SEC of the registration statement to register under the Securities Act the offer and resale by Tumim of all of the shares of common stock that may be issued and sold by the Company to Tumim from time to time under the Tumim Purchase Agreement pursuant to the Tumim Registration Rights Agreement (the “Tumim Registration Statement”), the Company was required to pay $500,000 in cash or issue to Tumim shares of common stock as consideration for its commitment to purchase shares of our common stock from time to time at our direction under the Tumim Purchase Agreement (the “Tumim Commitment Shares”) in an amount valued at $500,000 in the aggregate, subject to a beneficial ownership limitation of 4.99% of the outstanding shares of the Company’s common stock beneficially owned by Tumim and its affiliates (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 promulgated thereunder) (the “Tumim Beneficial Ownership Limitation”). The per share value of the Tumim Commitment Shares was required to be calculated by dividing (i) a $500,000 commitment fee (the “Tumim Commitment Fee”), by (ii) the average of the daily volume-weighted average prices (“VWAPs”) during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the Tumim Registration Statement. If any shares that were otherwise required to be issued as Tumim Commitment Shares were not permitted to be issued due to the Tumim Beneficial Ownership Limitation, the Company was required to pay to Tumim in cash the amount equal to the product of (i) the number of shares that may not be issued as Tumim Commitment Shares due to the Tumim Beneficial Ownership Limitation and (ii) the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the Tumim Registration Statement. Accordingly, on the date of the initial filing with the SEC of the Tumim Registration Statement, the Company issued 13,773 shares of common stock as the Tumim Commitment Shares to Tumim, which were valued at $470,360.45 in the aggregate, based on the average of the daily VWAPs during the five consecutive trading day period ending on (and including) the trading day immediately prior to the date of the initial filing of the Tumim Registration Statement, which constituted approximately 4.99% of the outstanding shares of common stock, and, due to the Tumim Beneficial Ownership Limitation and pursuant to the terms and conditions of the Tumim Purchase Agreement summarized above, we paid Tumim $29,639.55 in cash, which equaled the value of the Tumim Commitment Shares that would have been issued but for the application of the Tumim Beneficial Ownership Limitation. In addition, as required under the Tumim Purchase Agreement, the Company reimbursed Tumim for the reasonable legal fees and disbursements of Tumim’s legal counsel in the amount of $75,000.

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

Under the Boustead Engagement Letter, Boustead acted as the placement agent in connection with the transactions contemplated by the Tumim Purchase Agreement. We agreed to issue Boustead 1,025 shares of common stock in connection with our issuance of the Tumim Commitment Shares to Tumim on January 26, 2024, equal to 7% of the number of Tumim Commitment Shares that would have been issued but for the application of the Tumim Beneficial Ownership Limitation, as a fee pursuant to the Boustead Engagement Letter. Under the Boustead Engagement Letter, the Company was also required to pay Boustead cash in the amount of 8% in aggregate of the amount actually paid by Tumim to the Company pursuant to the Tumim Purchase Agreement. The Company was also required to issue to Boustead warrants to purchase a number of shares equal to 7% of the shares of common stock issued to Tumim pursuant to purchases under the Tumim Purchase Agreement, with an exercise price equal to the applicable purchase price per share. In March 2024, we therefore issued Boustead warrants to purchase up to 168 shares of common stock in aggregate with a weighted-average exercise price of approximately $21.23 per share. The warrants that were required to be issued to Boustead will be exercisable for a period of five years from the date of issuance and contain cashless exercise provisions. Boustead also has certain registration rights with respect to these warrants. Boustead and its affiliates are not in any manner related to Tumim or any of Tumim’s affiliates. Boustead’s compensation under the Boustead Engagement Letter in connection with the Tumim Purchase Agreement is subject to reduction or adjustment to the extent that such compensation is determined to be in excess of or otherwise noncompliant with applicable rules of FINRA.

Critical Accounting Estimates

We prepare our financial statements in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, and related disclosures. We evaluate our estimates and assumptions on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ significantly from the estimates made by our management. To the extent that there are differences between our estimates and actual results, our future financial statements presentation, financial condition, results of operations, and cash flows will be affected.

See Note 1 – Principal Business Activity and Significant Accounting Policies in the financial statements included elsewhere in this Annual Report, for a description of our other significant accounting policies. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2024 and December 31, 2023, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of December 31, 2024, the 2020 through 2023 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized.  The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the fiscal years ended December 31, 2024 and 2023. Capitalized costs associated with the platform during the fiscal years ended December 3130, 2024 and 2023 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the fiscal years ended December 31, 2024 and 2023 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

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

Warrant Liability

Warrants for shares that are not deemed to be indexed the Company’s shares are classified as liabilities in the consolidated balance sheets. At initial recognition, the Company classified these warrants as liabilities on the balance sheets at their estimated fair value. The liability classified warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized in gain or loss on fair value adjustment of stock warrant liabilities in the consolidated statements of operations and comprehensive loss.

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

ASC 825-10, Financial Instruments (“ASC 825-10”), allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Company identified certain warrant instruments that are required to be presented on the balance sheets at fair value in accordance with ASC 820, Fair Value Measurement.

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

The following table summarizes the assumptions relating to our stock options for the period from January 1, 2023 to November 13, 2023, the last day prior to the date of the listing of the common stock on the NYSE American on November 14, 2023.

January 1, 2023 to
November 13,
2023
Risk-free interest rate	3.78%
Expected term (in years)	5.42
Expected volatility	50%
Expected dividend yield	$-

The following table summarizes the assumptions relating to our stock options for the period from November 14, 2023, the date of the listing of the common stock on the NYSE American on November 14, 2023, to December 31, 2023.

November 14, 2023 to
December 31, 2023

Risk-free interest rate	4.44%
Expected term (in years)	5.41
Expected volatility	92.16%
Expected dividend yield	$-

The Company did not grant any stock options during the fiscal year ended December 31, 2024.

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

Stock-Based Compensation – Stock Options

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

For valuations after our listing on November 14, 2023, our board of directors determined the fair value of each share of underlying common stock based on the closing price of the common stock as reported on the date of grant.

The following table summarizes, by grant date, the number of stock options granted from January 1, 2023 to November 13, 2023, and the associated per share exercise price:

	Common shares underlying options granted	Exercise price per share	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date	Intrinsic value per underlying common share

March 14, 2023	1,121	$148.80	$148.80	$82.56	$0.00
April 5, 2023	2,084	$120.00	$120.00	$61.2	$0.00
April 11, 2023	63	$120.00	$120.00	$88.32	$0.00
April 19, 2023	334	$120.00	$120.00	$48.96	$0.00
May 3, 2023	2,084	$120.00	$120.00	$48.96	$0.00
May 9, 2023	500	$120.00	$120.00	$48.96	$0.00

The following table summarizes by grant date the number of restricted stock awards granted from January 1, 2023 to November 13, 2023:

	RSAs	Fair value per common share as determined by the board of directors at grant date	Fair value per common share for financial reporting purposes at grant date
March 14, 2023	1,875	$148.80	$148.80

Following May 9, 2023 and through November 13, 2023, we did not issue any stock compensation or stock-based compensation.

Independent Third-Party Valuation

A third-party independent valuation firm’s valuation report analysis as of March 31, 2023, which the Company considered representative of the fair value of the underlying common stock of the options granted on March 14, 2023, April 5, 2023, April 11, 2023, April 19, 2023, May 3, 2023 and May 9, 2023, concluded that the fair value of the Company’s common stock was $106.6 per share. The valuation report as of March 31, 2023 applied a PWERM analysis that reflected a 70% probability that the Company would complete an initial public offering and a 30% probability that the Company would continue to operate privately.

After taking into consideration each PWERM analysis, the Company calculated the grant date fair value for financial reporting purposes of grants of options and restricted stock prior to the date of the listing of the Company’s common stock on the NYSE American on November 14, 2023 based on additional factors not taken into account by the valuation reports.

Recent Accounting Pronouncements

See the sections titled “Principal Business Activity and Significant Accounting Policies — Adopted Accounting Pronouncements” and “—New Accounting Pronouncements” in Note 1 to our financial statements included elsewhere in this Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited financial statements begins on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted account principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2024 was effective.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2024 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers:

Name	Age	Position
Daniel Nelson	62	Chief Executive Officer, Chairman and Director
Damon Rich	55	Chief Financial Officer
Jeffry Hecklinski	51	President and Director
Craig Smith	30	Chief Operating Officer and Secretary
Roger Mason Jr.	44	Director
Greg Economou	60	Director
Peter Borish	65	Director

Daniel Nelson. Mr. Nelson has been a member of our board of directors since July 2022, was our President from August 2022 to November 2022, has been our Chief Executive Officer since November 2022, and has been our Chairman since March 2023. Mr. Nelson began working in the financial services industry in 1986. In 1997, Mr. Nelson formed, and has since served as chief executive officer of, Daniel Nelson Financial Services, which focuses on the employee benefits market. For more than 30 years, Mr. Nelson has acquired extensive knowledge and experience in the financial services arena. Mr. Nelson also formed Daniel Nelson Financial Services to provide financial guidance for all individuals. We believe that Mr. Nelson is qualified to serve on our board of directors due to his experience in finance, particularly with respect to the sports management division of Daniel Nelson Financial Services.

Damon Rich. Damon Rich has served as our Chief Financial Officer since February 2025, and was our Interim Chief Financial Officer from April 2023 to February 2025. Since February 2019, Mr. Rich has also been Chief Financial Officer of Daniel Nelson Financial Services. From July 2011 to February 2019, Mr. Rich was Accounting Manager – General Ledger/Financial Reporting at Safeway, Inc. From July 2005 to July 2011, Mr. Rich was Accounting Manger – Warehouse Payables, at Safeway, Inc. From May 2001 to July 2005, Mr. Rich was an accountant for Safeway, Inc. From February 1999 to May 2001, Mr. Rich was the Controller of North Phoenix Baptist Church in Phoenix, Arizona. Mr. Rich holds a Bachelor of Accountancy and a Bachelor of Business Administration from New Mexico State University and earned his CPA designation in 1999.

Jeffry Hecklinski. Mr. Hecklinski has served as our President and a member of the Board of Directors since April 2024, and was our General Manager from March 2023 to April 2024. From November 2022 to February 2023, Mr. Hecklinski acted as a consultant in the college sports industry. From January 2022 to October 2022, Mr. Hecklinski was Assistant Football Coach at San Diego State University. From December 2018 to December 2019, Mr. Hecklinski was Assistant Football Coach at University of Kansas. From December 2016 to December 2018, Mr. Hecklinski was Assistant Football Coach at Indiana State University. Mr. Hecklinski was also Assistant Football Coach at University of Illinois Urbana-Champaign in 2016, the Colorado State University Pueblo in 2015, and the University of Michigan from 2011 to 2014. Mr. Hecklinski holds a bachelor’s degree in Communications from Western Illinois University. We believe that Mr. Hecklinski is qualified to serve on our board of directors due to his extensive experience in coaching and recruiting college student-athletes.

Craig Smith. Mr. Smith has served as our Chief Operating Officer since April 2024 and as our Secretary since June 2024, and was our Chief of Development from February 2023 to April 2024. From January 2022 to February 2023, Mr. Smith was Director of Player Personnel at San Diego State University, and from January 2020 to December 2021, was San Diego State University’s Assistant Director of Football Operations. From January 2017 to January 2020, Mr. Smith was Director of Football Operations and Player Personnel at Indiana State University. Mr. Smith holds a Bachelor of Arts degree in sports management from Siena Heights University.

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

Greg Economou. Mr. Economou has been a member of our board of directors since May 2023. Since June 2024, Mr. Economou has been Managing Director, Commercial Ventures of Suns Legacy Partners, L.L.C. d/b/a Player 15 Group. Since March 2023, Mr. Economou has also been Managing Director of Greg Economou Consulting. From July 2019 to March 2023, Mr. Economou was co-founder and Chief Executive Officer of game1, LLC. From April 2017 to June 2019, Mr. Economou was Chief Commercial Officer and Head of Sports of Live Nation Entertainment, Inc. (NYSE: LYV). Mr. Economou earned a BA in History and Communications. We believe that Mr. Economou is qualified to serve on our board of directors due to Mr. Economou’s executive-level experience with sports-related businesses.

Peter Borish. Mr. Borish has served as a member of our board of directors since February 2024. Since January 2015, Mr. Borish has been the President and Chief Executive Officer of Computer Trading Corporation, an investment and advisory firm. Since May 2024, Mr. Borish has served as a director of Laconic Infrastructure Partners Inc. Since December 2021, Mr. Borish has been a partner of Torsion Technologies, LLC. Since 2015, Mr. Borish has been an independent trustee of RMB Investors Trust, a registered management investment company. Since October 2023, Mr. Borish has served as a director of CIBC Bancorp USA. Since 2004 Mr. Borish has also served as a director of Math for America. From September 2013 to August 2024, Mr. Borish served as the Board Advisor of ValueStream Labs, an accelerator for financial services technologies. From January 2013 to June 2020, Mr. Borish was the Chief Strategist of Quad Group LLC, an investment firm. From January 2006 to August 2013, Mr. Borish was the director of Charitybuzz.com, a charitable initiative raising funds through auctions featuring celebrity encounters. Mr. Borish graduated from the University of Michigan with a B.A. and earned an M.A. in Public Policy from Gerald R. Ford School of Public Policy, University of Michigan. We believe that Mr. Borish is qualified to serve on our board of directors due to his prior experience serving in executive, director or trustee positions in financial management companies and organizations.

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

Committees of the Board of Directors

Our board of directors established the Company’s Audit Committee (“Audit Committee”), Compensation Committee, Nominating and Corporate Governance Committee (the “Nominating and Corporate Governance Committee”), and Disclosure Controls and Procedures Committee (the “Disclosure Controls and Procedures Committee”), each with its own charter approved by the board. Each committee’s charter is available on our website at https://ir.signingdaysports.com.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such Code of Ethics and Business Conduct addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of our Code of Ethics and Business Conduct.

The full text of our Code of Ethics and Business Conduct is posted on our website at https://ir.signingdaysports.com. Any waiver of our Code of Ethics and Business Conduct for directors or executive officers must be approved by our Audit Committee. We will disclose future amendments to our Code of Ethics and Business Conduct, or waivers from our Code of Ethics and Business Conduct for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, on our website within four business days following the date of the amendment or waiver. In addition, we will disclose any waiver from our Code of Ethics and Business Conduct for our other executive officers and our directors on our website. A copy of our Code of Ethics and Business Conduct will also be provided free of charge upon request to: Secretary, Signing Day Sports, Inc., 8355 East Hartford Rd., Suite 100, Scottsdale, AZ 85255.

Insider Trading Policy

Effective November 2, 2023, we adopted an insider trading policy that applies to all our executive officers, directors and key employees. The insider trading policy codifies the legal and ethical principles that govern trading in our securities by persons associated with the Company that may possess material nonpublic information relating to the Company. A copy of the insider trading policy is filed as Exhibit 19.1 to this report.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and beneficial holders of more than 10% of our shares of common stock to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended December 31, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Daniel Nelson, Chief	2024	237,500	-	215,960	(1)	-		-	453,460
Executive Officer	2023	23,038	-	-		114,000	(2)	-	137,038
Jeffry Hecklinski, President	2024	200,000	-	143,082	(3)	-		-	343,082
Craig Smith, Chief Operating Officer	2024	150,000	-	129,961	(4)	-		-	279,961

(1)	Daniel Nelson was granted 20,832 shares of common stock under the Plan on October 16, 2024; and 4,168 shares of restricted common stock under the Plan on June 13, 2024, subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation”.

(2)	Daniel Nelson was granted an option to purchase 2,084 shares of common stock on November 22, 2023 at an exercise price of $108.00 per share. A portion of the option was granted, subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation – Stock Options”.

(3)	Jeffry Hecklinski was granted 7,286 shares of restricted common stock under the Plan on October 16, 2024; 2,084 shares of restricted common stock under the Plan on June 13, 2024, subject to certain vesting condition; and 2,505 shares of restricted common stock under the Plan on March 12, 2024, subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation”.

(4)	Craig Smith was granted 7,292 shares of common stock under the Plan on October 16, 2024; 2,084 shares of restricted common stock under the Plan on June 13, 2024, subject to certain vesting conditions; and 1,874 shares of restricted common stock under the Plan on March 12, 2024, subject to certain vesting conditions. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation”.

Management Employment and Consulting Agreements

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

Pursuant to the Original CEO Employment Agreement, on November 22, 2023, Mr. Nelson was granted a stock option pursuant to the Plan and execution of a stock option agreement. The stock option provides Mr. Nelson the right to purchase 2,084 shares of common stock at an exercise price of $108.00 per share. The option was exercisable as to half the shares immediately upon the date of grant and was subject to vesting as to the remaining half in six equal monthly portions after the grant date subject to continuous service.

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

Employment Agreement with Damon Rich

On February 4, 2025, pursuant to the approval of the Board, the Company and Damon Rich entered into an Executive Employment Agreement, dated as of February 4, 2025 (the “Rich Employment Agreement”). The Rich Employment Agreement superseded the Consulting Agreement, dated as of June 14, 2024, between the Company and Mr. Rich (the “Rich Consulting Agreement”). Under the Rich Employment Agreement, the Company will pay Mr. Rich $120 per hour for up to 160 hours per month of invoiced services. The Company will pay or reimburse Mr. Rich for all reasonable and necessary expenses actually incurred or paid by Mr. Rich during his employment in the performance of his duties under the Rich Employment Agreement. Mr. Rich will not be eligible to participate in any benefits plans of the Company, including medical, dental and life insurance options, or vacation or sick leave. Mr. Rich’s employment is at-will.

Former Consulting Agreement with Damon Rich

Under the Rich Consulting Agreement, Mr. Rich provided the consulting services as the Company’s Interim Chief Financial Officer from his appointment to this position as of April 19, 2024 until the entry into the Rich Employment Agreement on February 4, 2025. Under the Rich Consulting Agreement, the Company was required to pay Mr. Rich $120 per hour for up to 120 hours per month of invoiced services. Pursuant to the Rich Consulting Agreement, on June 14, 2024, Mr. Rich was granted an award of 417 shares of restricted common stock under the Plan, which vested upon grant. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan. The Company was required to reimburse Mr. Rich for all reasonable expenses incurred by Mr. Rich directly related to the performance of services under the Rich Consulting Agreement. The Rich Consulting Agreement could be terminated by either party upon five days’ written notice.

Employment Agreement with Jeffry Hecklinski

Under the employment offer letter, dated March 7, 2023, between Jeffry Hecklinski and the Company (the “Former Hecklinski Employment Agreement”), Mr. Hecklinski was employed as the General Manager of the Company. Mr. Hecklinski’s annual base salary was $200,000. Pursuant to the Former Hecklinski Employment Agreement, on March 14, 2023, Mr. Hecklinski was granted a stock option pursuant to the Plan and execution of a stock option agreement in the Company’s standard form under the Plan. The stock option provides Mr. Hecklinski the right to purchase 834 shares of common stock of the Company at an exercise price of $148.80 per share. The option was vested and exercisable as to 209 shares immediately upon the date of grant, vested as to 156 shares on the one-year anniversary of the date of grant, and vests as to an aggregate of 469 shares in approximately equal increments at the end of each of the following 36 calendar months. Under the Former Hecklinski Employment Agreement, Mr. Hecklinski was eligible to participate in standard benefits plans of the Company, including medical, dental and life insurance options, and was entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment was at-will.

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

Additional Equity Compensation to Executive Officers

On March 12, 2024, the Compensation Committee granted an award of 2,505 shares of restricted common stock under the Plan to Jeffry Hecklinski, which vested as to 625 shares upon grant and vests as to the remaining shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On March 12, 2024, the Compensation Committee granted an award of 1,874 shares of restricted common stock under the Plan to Craig Smith, which vested as to 469 shares upon grant and vests as to the remaining shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On June 13, 2024, the Compensation Committee granted an award of 2,084 shares of restricted common stock under the Plan to Mr. Hecklinski. The restricted shares vest in four approximately equal increments on each of September 13, 2024, December 13, 2024, March 13, 2025, and June 13, 2025. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On June 13, 2024, the Compensation Committee granted an award of 4,168 shares of restricted common stock under the Plan to Daniel Nelson. The restricted shares vest in four approximately equal increments on each of September 13, 2024, December 13, 2024, March 13, 2025, and June 13, 2025. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On June 13, 2024, the Compensation Committee granted an award of 2,084 shares of restricted common stock under the Plan to Mr. Smith. The restricted shares vest in four approximately equal increments on each of September 13, 2024, December 13, 2024, March 13, 2025, and June 13, 2025. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

On October 16, 2024, the Compensation Committee granted an award of 20,832 shares of common stock under the Plan to Mr. Nelson.

On October 16, 2024, the Compensation Committee granted an award of 7,292 shares of common stock under the Plan to Mr. Smith.

On October 16, 2024, the Compensation Committee granted an award of 7,286 shares of common stock under the Plan to Mr. Hecklinski.

On October 16, 2024, the Compensation Committee granted an award of 2,604 shares of common stock under the Plan to Damon Rich.

Management Indemnification Agreements and Insurance

We have separately entered into an indemnification agreement with each of our executive officers. Each indemnification agreement provides for indemnification to the fullest extent permitted by law, including: (i) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer, or on their behalf, in connection with any proceeding other than proceedings by or in the right of the Company or any claim, issue or matter therein, if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe the executive officer’s conduct was unlawful; (ii) all expenses actually and reasonably incurred by an executive officer, or on their behalf, in connection with a proceeding by or in the right of the Company if the executive officer acted in good faith and in a manner the executive officer reasonably believed to be in or not opposed to the best interests of the Company, provided that if applicable law so provides, no indemnification against such expenses shall be made in respect of any claim, issue or matter in such proceeding as to which the executive officer shall have been adjudged to be liable to the Company unless and to the extent that the Court of Chancery of the State of Delaware shall determine that such indemnification may be made; (iii) to the extent that a executive officer is, by reason of the executive officer’s executive officer status, a party to and is successful, on the merits or otherwise, in any proceeding, including by dismissal of such proceeding with or without prejudice, then the executive officer shall be indemnified to the maximum extent permitted by law, as such may be amended from time to time, against all expenses actually and reasonably incurred by the executive officer or on the executive officer’s behalf in connection therewith; and (iv) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by an executive officer or on an executive officer’s behalf if, by reason of the executive officer’s status as an executive officer, the executive officer is, or is threatened to be made, a party to or participant in any proceeding (including a proceeding by or in the right of the Company), including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the executive officer, except where the payment is finally determined (under the procedures, and subject to the presumptions, set forth in the indemnification agreements) to be unlawful. The Company shall also advance all such expenses incurred by or on behalf of each executive officer in connection with any of the above proceedings by reason of the executive officer’s executive officer status within 30 days after the receipt by the Company of a statement or statements from the executive officer requesting such advance or advances from time to time, whether prior to or after final disposition of such proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the executive officer and shall include or be preceded or accompanied by a written undertaking by or on behalf of the executive officer to repay any expenses advanced if it shall ultimately be determined that the executive officer is not entitled to be indemnified against such expenses. Any advances and undertakings to repay shall be unsecured and interest free. The indemnification agreements also provide for payments by the Company for the entire amount of any judgment or settlement of any action, suit or proceeding in which it is liable or would be liable if joined in such action, subject to the other terms and provisions of the indemnification agreements, and certain other indemnification and payment obligations. The indemnification agreements also provide that if we maintain a directors’ and officers’ liability insurance policy, that each director and executive officer will be covered by the policy to the maximum extent of the coverage available for any of the Company’s directors or executive officers.

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

Outstanding Equity Awards at Fiscal Year-End

The executive officers named above had the following unexercised options, stock that has not vested or equity incentive plan awards outstanding as of December 31, 2024.

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares of units of stock that have not vested ($)(1)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Daniel Nelson, Chief Executive Officer	2,084	-		-	108.00	November 21, 2033	-		-	-	-

Daniel Nelson, Chief Executive Officer	730	-		-	148.80	September 28, 2032	-		-	-	-

Daniel Nelson, Chief Executive Officer	-	-		-	-	-	2,084	(2)	5,481	-	-

Jeffry Hecklinski, President	482	352	(3)	-	148.80	March 14, 2033	-		-	-	-

Jeffry Hecklinski, President	-	-		-	-	-	1,174	(4)	3,088	-	-

Jeffry Hecklinski, President	-	-		-	-	-	1,042	(5)	2,740	-	-

Craig Smith, Chief Operating Officer	536	506	(6)	-	120.00	May 3, 2033	-		-	-	-

Craig Smith, Chief Operating Officer	-	-		-	-	-	878	(7)	2,309	-	-

Craig Smith, Chief Operating Officer	-	-		-	-	-	1,042	(8)	2,740	-	-

(1)	The market value of restricted stock that has not vested is based on the closing price of $2.63 per share for the common stock on December 31, 2024, as reported on the NYSE American.

(2)	As of December 31, 2024, the unvested shares were subject to vesting in approximately equal installments on each of March 13, 2025 and June 13, 2025.

(3)	As of December 31, 2024, the unvested shares underlying the option were subject to vesting in 27 approximately equal installments at the end of each of the following calendar months.

(4)	As of December 31, 2024, the unvested shares were subject to vesting in approximately equal installments on each of March 12, 2025, June 12, 2025, September 12, 2025, December 12, 2025, and March 12, 2026.

(5)	As of December 31, 2024, the unvested shares were subject to vesting in approximately equal installments on each of March 13, 2025 and June 13, 2025.

(6)	As of December 31, 2024, the unvested shares underlying the option were subject to vesting in 35 approximately equal monthly installments.

(7)	As of December 31, 2024, the unvested shares were subject to vesting in approximately equal installments on each of March 12, 2025, June 12, 2025, September 12, 2025, December 12, 2025, and March 12, 2026.

(8)	As of December 31, 2024, the unvested shares were subject to vesting in approximately equal installments on each of March 13, 2025 and June 13, 2025.

Additional Narrative to Named Executive Officer Compensation

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan or other retirement benefits other than plans that do not discriminate in scope, terms or operation, in favor of executive officers of the registrant and that are available generally to all salaried employees.

Potential Payments Upon Termination or Change in Control

None of our named executive officers was entitled to severance compensation during the fiscal year ended December 31, 2024, except as described in “—Management Employment and Consulting Agreements”.

Director Compensation

The directors of the Company were compensated for services as directors during the fiscal year ended December 31, 2024 as follows:

Name	Fees Earned or Paid in Cash	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Glen Kim(1)	$-	$-		$-		$-	$-	$-	$-

Roger Mason Jr.	$-	$10,982	(2)	$-	(3)	$-	$-	$-	$10,982

Peter Borish(4)	$30,000	$33,831	(5)	$-		$-	$-	$-	$63,831

Greg Economou	$-	$10,982	(6)	$-	(7)	$-	$-	$-	$10,982

(1)	Glen Kim was a director of the Company from July 2022 to February 2024.

(2)	Roger Mason Jr. was granted 1,459 shares of common stock on October 16, 2024. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation”.

(3)	Roger Mason Jr. was granted an option to purchase 500 shares of common stock on September 9, 2022 with an exercise price of $148.80 per share. The option remained subject to vesting as to 125 shares as of December 31, 2024, which were subject to vesting in approximately equal installments on March 9, 2025, June 9, 2025, and September 9, 2025.

(4)	Peter Borish became a director of the Company on February 15, 2024.

(5)	Peter Borish was granted 913 shares of common stock on March 1, 2024; and 1,042 shares of common stock on October 16, 2024. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation”.

(6)	Greg Economou was granted 1,459 shares of common stock on October 16, 2024. The aggregate grant date fair value was computed in accordance with ASC Topic 718 based on the assumptions described in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Estimates – Stock-Based Compensation”.

(7)	Greg Economou was granted an option to purchase 500 shares of common stock on May 9, 2023 with an exercise price of $120.00 per share. The option remained subject to vesting as to 250 shares as of December 31, 2024, which were subject to vesting in approximately equal installments on February 9, 2025, May 9, 2025, August 9, 2025, November 9, 2026, February 9, 2026, and May 9, 2026.

Additional Narrative to Director Compensation

Each of the Company’s independent directors, Roger Mason Jr., Greg Economou, and Peter Borish, has entered into an independent director agreement with the Company. Glen Kim resigned from the board of directors on February 12, 2024, and the independent director agreement between Mr. Kim and the Company expired in accordance with their terms at such time.

In accordance with our former independent director agreement with Mr. Kim, Mr. Kim was granted a stock option to purchase 105 shares of common stock on September 28, 2022 at a price per share of $148.80, subject to the Company’s standard form of stock option agreement for the Plan.

In accordance with our independent director agreement with Mr. Mason, Mr. Mason was granted a stock option to purchase 500 shares of common stock on September 9, 2022 at a price per share of $148.80, subject to the Company’s standard form of stock option agreement for the Plan. 1/12th of the shares vest on each subsequent 9th of March, June, September, or December thereafter which most closely follows from September 9, 2022.

In accordance with our independent director agreement with Mr. Economou, Mr. Economou was granted a stock option to purchase 500 shares of common stock on May 9, 2023 at a price per share of $148.80, subject to the Company’s standard form of stock option agreement for the Plan. 1/12th of the option vests on each subsequent 9th of August, November, February, or May thereafter which most closely follows from May 9, 2023.

Under our independent director agreement with Mr. Borish, Mr. Borish will receive an annual cash payment of $30,000 paid upon Mr. Borish’s attendance at four board meetings held during or after the second quarter of each year, in four equal installments. Mr. Borish’s independent director agreement also provides that Mr. Borish will receive an annual grant of restricted stock valued at $30,000 in aggregate as reported by NYSE American on the date of grant, which will vest in four equal quarterly installments. In accordance with our independent director agreement with Mr. Borish, on March 1, 2024, the Compensation Committee granted an award of 913 shares of common stock to Mr. Borish under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

All of our independent director agreements provide that we will reimburse each director for pre-approved reasonable business-related expenses incurred in good faith in connection with the performance of the director’s duties for the Company.

On October 16, 2024, the Compensation Committee granted an award of 1,459 shares of common stock to Mr. Economou under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 1,459 shares of common stock to Roger Mason Jr. under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

On October 16, 2024, the Compensation Committee granted an award of 1,042 shares of common stock to Mr. Borish under the Plan, subject to the Company’s standard form of restricted stock award agreement for the Plan.

In accordance with our independent director agreements, we separately entered into an indemnification agreement with each of our current independent directors and Mr. Kim. Each indemnification agreement provides for indemnification to the fullest extent permitted by law, including: (i) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by a director, or on their behalf, in connection with any proceeding other than proceedings by or in the right of the Company or any claim, issue or matter therein, if the director acted in good faith and in a manner the director reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal proceeding, had no reasonable cause to believe the director’s conduct was unlawful; (ii) all expenses actually and reasonably incurred by a director, or on their behalf, in connection with a proceeding by or in the right of the Company if the director acted in good faith and in a manner the director reasonably believed to be in or not opposed to the best interests of the Company, provided that if applicable law so provides, no indemnification against such expenses shall be made in respect of any claim, issue or matter in such proceeding as to which the director shall have been adjudged to be liable to the Company unless and to the extent that the Court of Chancery of the State of Delaware shall determine that such indemnification may be made; (iii) to the extent that a director is, by reason of the director’s director status, a party to and is successful, on the merits or otherwise, in any proceeding, including by dismissal of such proceeding with or without prejudice, then the director shall be indemnified to the maximum extent permitted by law, as such may be amended from time to time, against all expenses actually and reasonably incurred by the director or on the director’s behalf in connection therewith; and (iv) all expenses, judgments, penalties, fines and amounts paid in settlement actually and reasonably incurred by a director or on a director’s behalf if, by reason of the director’s status as a director, the director is, or is threatened to be made, a party to or participant in any proceeding (including a proceeding by or in the right of the Company), including, without limitation, all liability arising out of the negligence or active or passive wrongdoing of the director, except where the payment is finally determined (under the procedures, and subject to the presumptions, set forth in the indemnification agreements) to be unlawful. The Company shall also advance all such expenses incurred by or on behalf of each director in connection with any of the above proceedings by reason of the director’s director status within 30 days after the receipt by the Company of a statement or statements from the director requesting such advance or advances from time to time, whether prior to or after final disposition of such proceeding. Such statement or statements shall reasonably evidence the expenses incurred by the director and shall include or be preceded or accompanied by a written undertaking by or on behalf of the director to repay any expenses advanced if it shall ultimately be determined that the director is not entitled to be indemnified against such expenses. Any advances and undertakings to repay shall be unsecured and interest free. The indemnification agreements also provide for payments by the Company for the entire amount of any judgment or settlement of any action, suit or proceeding in which it is liable or would be liable if joined in such action, subject to the other terms and provisions of the indemnification agreements, and certain other indemnification and payment obligations. The indemnification agreements also provide that if we maintain a directors’ and officers’ liability insurance policy, that each director and executive officer will be covered by the policy to the maximum extent of the coverage available for any of the Company’s directors or executive officers.

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

Signing Day Sports, Inc. 2022 Equity Incentive Plan

On August 31, 2022, we established the Signing Day Sports, Inc. 2022 Equity Incentive Plan and reserved 15,625 shares of common stock for issuance under the Plan. On February 27, 2024, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan to 46,875 shares. On October 10, 2024, the stockholders of the Company approved an amendment and restatement of the Plan to increase the number of shares reserved for issuance under the Plan to 93,750 shares.

The Plan was established to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability. Under the Plan, we may grant restricted stock, stock options and other forms of incentive compensation to our officers, employees, directors and consultants. The maximum number of shares of common stock that may be issued pursuant to awards granted under the Plan is 93,750 shares. Cancelled and forfeited stock options and stock awards may again become available for grant under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled stock appreciation right or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

As of April 11, 2025, 413 shares remain available for issuance under the Plan. The Plan and all awards granted under the Plan are intended to comply with Section 409A of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), to the extent subject thereto, and, accordingly, to the maximum extent permitted, the Plan and all awards agreements shall be interpreted and administered to be in compliance therewith.

The following summary briefly describes the principal features of the Plan and is qualified in its entirety by reference to the full text of the Plan.

Awards that may be granted include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with the Company.

Stock options give the option holder the right to acquire from us a designated number of shares of common stock at a purchase price that is fixed upon the grant of the option. The exercise price generally will not be less than the market price of the common stock on the date of grant. Stock options granted may be either Incentive Stock Options or Non-qualified Stock Options.

Stock Appreciation Rights, or SARs,may be granted alone or in tandem with options, and have an economic value similar to that of options. When a SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the fair market value of the shares on the date of exercise and the exercise price of the shares under the SAR. The exercise price for SARs is normally the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares of common stock valued at the fair market value on the date of exercise. The form of payment will be determined by the administrator.

Restricted Awards are awards of shares of common stock or rights to shares of common stock to participants at no cost. Restricted Stock (as defined by the Amended and Restated Plan) represents issued and outstanding shares of common stock which may be subject to vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock Units (as defined by the Amended and Restated Plan) represent the right to receive shares of common stock which may be subject to satisfaction of vesting criteria under the terms of the award within the discretion of the administrator. Restricted Stock and the rights under Restricted Stock Units are forfeitable and non-transferable until they vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded.

The Plan also provides for Performance Compensation Awards, representing the right to receive a payment, which may be in the form of cash, shares of common stock, or a combination, based on the attainment of pre-established goals.

All of the permissible types of awards under the Plan are described in more detail as follows:

Purposes of Plan. The purposes of the Plan are (a) to enable the Company and any affiliate company to attract and retain the types of employees, consultants and directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of employees, consultants and directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business.

Administration of the Plan. The Plan is administered by the Compensation Committee. In this summary, we refer to the Compensation Committee as the administrator. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients. Persons eligible to receive awards under the Plan are employees (including officers or directors who are also treated as employees); consultants, i.e., individuals engaged to provide consulting or advisory services to the Company; and directors.

Shares Available Under the Plan. The maximum number of shares of our common stock that may be delivered to participants under the Plan is 93,750, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. Shares subject to an award under the Plan which is canceled, forfeited or expires again become available for grants under the Plan. However, shares tendered in payment of an option, delivered or withheld by the Company to satisfy any tax withholding obligation, or covered by a stock-settled SAR or other awards that were not issued upon the settlement of the award will not again become available for grant under the Plan.

Stock Options

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

Incentive Stock Options and Non-Qualified Stock Options. As described elsewhere in this summary, an Incentive Stock Option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to Non-qualified Stock Options. Only employees may be granted Incentive Stock Options. Any option that does not qualify as an Incentive Stock Option will be a Non-qualified Stock Option. Under the Code, certain restrictions apply to Incentive Stock Options. For example, the exercise price for Incentive Stock Options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an Incentive Stock Option may not be transferred, other than by will or the laws of descent and distribution, and is exercisable during the holder’s lifetime only by the holder. In addition, no Incentive Stock Option may be granted to a holder that is first exercisable in a single year if that option, together with all Incentive Stock Options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights.Awards of SARs may be granted alone or in tandem with stock options. SARs provide the holder with the right, upon exercise, to receive a payment, in cash or shares of stock, having a value equal to the excess of the fair market value on the exercise date of the shares covered by the award over the exercise price of those shares. Essentially, a holder of a SAR benefits when the market price of the common stock increases, to the same extent that the holder of an option does, but, unlike an option holder, the SAR holder need not pay an exercise price upon exercise of the award.

Restricted Stock. Restricted Stock is a grant of shares of common stock. These awards may be subject to such vesting conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals. Restricted Stock is forfeitable and generally non-transferable until it vests. The vesting date or dates and other conditions for vesting are established when the shares are awarded. The administrator may remove any vesting or other restrictions from Restricted Stock whenever it may determine that, by reason of changes in applicable laws or other changes in circumstances arising after the date of grant, such action is appropriate. Holders of Restricted Stock otherwise generally have the rights of stockholders of the Company, including voting and dividend rights, to the same extent as other stockholders of the Company.

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

Performance Share Awards and Performance Compensation Awards. The administrator may grant Performance Share Awards and Performance Compensation Awards. A Performance Share Award means the grant of a right to receive a number of actual shares of common stock or share units based upon the performance of the Company during a performance period, as determined by the administrator. The administrator may determine the number of shares subject to the Performance Share Award, the performance period, the conditions to be satisfied to earn an award, and the other terms, conditions and restrictions of the award. No payout of a Performance Share Award will be made except upon written certification by the administrator that the minimum threshold performance goal(s) have been achieved.

The administrator may also designate any of the other awards described above as a Performance Compensation Award (other than stock options and SARs granted with an exercise price equal to or greater than the fair market value per share of common stock on the grant date). In addition, the administrator shall have the authority to make an award of a cash bonus to any participant and designate such award as a Performance Compensation Award. The participant must be employed by the Company on the last day of the performance period to be eligible for payment in respect of a Performance Compensation Award unless otherwise provided in the applicable award agreement. A Performance Compensation Award will be paid only to the extent that the administrator certifies in writing whether and the extent to which the applicable performance goals for the performance period have been achieved and the applicable performance formula determines that the Performance Compensation Award has been earned. A performance formula means, for a performance period, one or more objective formulas applied against the relevant performance goal to determine, with regard to the Performance Compensation Award of a particular participant, whether all, some portion but less than all, or none of the Performance Compensation Award has been earned for the performance period. The administrator will not have the discretion to grant or provide payment in respect of a Performance Compensation Award for a performance period if the performance goals for such performance period have not been attained.

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

Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of the Company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate.

In determining the actual size of an individual Performance Compensation Award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of Performance Compensation Awards if the performance goals have not been attained or (ii) increase a Performance Compensation Award above the maximum amount payable under the Amended and Restated Plan.

Other Material Provisions. Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of the Company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator generally has the power to accelerate the exercise or vesting period of an award. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of the Company, including acceleration of vesting or payment of the value of the award in cash or stock. Except as otherwise determined by the administrator at the date of grant, awards will generally not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, to the extent provided by the terms of an award agreement and subject to the discretion of the administrator, a participant may satisfy any employee withholding tax requirements relating to the exercise or acquisition of common stock under an award by tendering a cash payment authorizing the Company to withhold shares of common stock otherwise issuable to the participant as a result of the exercise or acquisition of common stock under the award (in addition to the Company’s right to withhold from any compensation paid to the participant by the Company). Our board of directors has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment to the Plan will be made, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable securities exchange, or such alteration or amendment would change the number of shares available under the Plan or change the persons eligible for awards under the Plan. No amendment to an outstanding award made under the Plan that would adversely affect the award may be made without the consent of the holder of such award.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 8, 2025 by (i) each of our named executive officers, current executive officers, and directors; (ii) all of our executive officers and directors as a group; and (iii) each person who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under those rules, beneficial ownership includes any shares as to which a person has sole or shared voting power or investment power, and also any shares which the person has the right to acquire within 60 days of April 8, 2025, through the exercise or conversion of any stock option, convertible security, warrant or other right. Except as set forth below, each of the beneficial owners listed below has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

Unless otherwise specified, the address of each of the persons named in this table is c/o Signing Day Sports, Inc., 8355 East Hartford Rd., Suite 100, Scottsdale, AZ 85255.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class (%)(1)
Common Stock	Daniel Nelson, Chief Executive Officer, Chairman, and Director(2)	35,103	(2)	1.8
Common Stock	Damon Rich, Chief Financial Officer	2,417		0.0
Common Stock	Jeffry Hecklinski, President and Director	9,808	(3)	0.5
Common Stock	Craig Smith, Chief Operating Officer and Secretary	9,484	(4)	0.5
Common Stock	Roger Mason Jr., Director	1,337	(5)	*
Common Stock	Greg Economou, Director	1,252	(6)	*
Common Stock	Peter Borish, Director	1,232		*
Common Stock	All directors and executive officers (7 persons)	60,674		2.9%

*	Non-employee director beneficially owning less than 1% of the shares of the Company’s common stock.

(1)	Based on 1,988,576 shares of common stock issued and outstanding as of April 8, 2025. For each beneficial owner above, any options exercisable within 60 days of April 8, 2025 have been included in the denominator.

(2)	Consists of (i) 1,042 shares of common stock held by Daniel Nelson, (ii) 31,247 shares of common stock held by the Nelson Trust, and (iii) 2,814 shares of common stock issuable upon the exercise of options held by Daniel Nelson. Daniel Nelson and Jodi B. Nelson, who is the spouse of Mr. Nelson, are the co-trustees of the Nelson Trust. Mr. Nelson is deemed to beneficially own the shares of common stock beneficially owned by the Nelson Trust and have shared voting and dispositive power with Ms. Nelson over its shares. Mr. Nelson also has shared voting and dispositive power with Ms. Nelson over the shares of common stock that may be purchased by exercise of Mr. Nelson’s stock options.

(3)	Consists of (i) 9,262 shares of common stock and (ii) 546 shares of common stock issuable upon the exercise of an option within 60 days of April 8, 2025.

(4)	Consists of (i) 8,775 shares of common stock and (ii) 709 shares of common stock issuable upon the exercise of an option within 60 days of April 8, 2025.

(5)	Consists of (i) 919 shares of common stock and (ii) 458 shares of common stock issuable upon the exercise of an option within 60 days of April 8, 2025.

(6)	Consists of (i) 919 shares of common stock and (ii) 333 shares of common stock issuable upon the exercise of an option within 60 days of April 8, 2025.

Changes in Control

We do not have any arrangements known to us the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	6,024	(2)	$129.88	413	(3)
Equity compensation plans not approved by security holders	-		-	-
Total	6,024	(2)	$129.88	413	(3)

(1)	On August 31, 2022, we established the Signing Day Sports, Inc. 2022 Equity Incentive Plan and reserved 15,625 shares of common stock for issuance under the Plan. On February 27, 2024, the stockholders of the Company approved an amendment to the Plan to increase the number of shares of common stock reserved for issuance under the Plan to 46,875 shares. On October 10, 2024, the stockholders of the Company approved an amendment and restatement of the Plan to increase the number of shares reserved for issuance under the Plan to 93,750 shares. For a description of the Plan, see Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan”.

(2)	Includes both vested and unvested options to purchase common stock under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2024.

(3)	Represents shares available for award grant purposes under the Plan. Does not include any restricted stock that has been granted subject to forfeiture as of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11. “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

●	On September 16, 2024, the Company, issued the September 2024 Note to Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company. The September 2024 Note permits Mr. Nelson to make advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note will accrue interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 will accrue as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest will become payable on the September 2024 Note Maturity Date. The Company is required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date. The Company may prepay the principal, any advances, and any interest then due without penalty. As of December 31, 2024, the outstanding balance under the September 2024 Note was $188,928. On January 8, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $197,745 under the September 2024 Note.

●	Under the Adams Consulting Agreement, Clayton Adams, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, will provide certain consulting services to the Company on mergers, acquisitions, financing sources, public company and governance matters, building market awareness, and other duties as may reasonably be requested by the Company. In consideration for these services, the Company granted Mr. Adams 2,664 shares of common stock under the Plan. In addition, the Adams Consulting Agreement provided that the Company will grant Adams the Adams Deferred Shares as a private placement not subject to the terms of the Plan, under the Adams Deferred Award Agreement, within one business day of the date of the later of the authorization of the grant of the Adams Deferred Shares by (i) the NYSE American and (ii) the board of directors of the Company or the Compensation Committee. The Compensation Committee approved the grants of the Plan Shares and the Adams Deferred Shares on July 22, 2024. Under the Adams Consulting Agreement Amendment, the Company will grant Birddog Capital, an entity beneficially owned by Mr. Adams, the Birddog Deferred Shares as a private placement not subject to the terms of the Plan, under the Birddog Deferred Award Agreement, within one business day of the date of the later of the authorization of the grant of the Birddog Deferred Shares by (i) the NYSE American and (ii) the board of directors or the Compensation Committee. The Compensation Committee approved the grant of the Birddog Deferred Shares on July 25, 2024. Pursuant to the terms of the Adams Consulting Agreement Amendment, the Company will not grant the Adams Deferred Shares. On August 2, 2024, the NYSE American authorized the issuance of the Birddog Deferred Shares, and the Birddog Deferred Shares were issued on August 5, 2024. The Birddog Deferred Award Agreement provides certain registration rights with respect to the Birddog Deferred Shares.

●	Under the Adams Subscription Agreement, Mr. Adams paid $100,000 to the Company and the Company issued the Adams Warrant. The Adams Subscription Agreement also provided certain registration rights with respect to the shares issuable upon exercise of the Adams Warrant. The Adams Warrant is subject to a limitation on beneficial ownership to 4.99% of the common stock that would be outstanding immediately after exercise. Any change in this beneficial ownership limitation will not be effective until the 61st day after such change is agreed to. The Adams Warrant will become exercisable on the date that the NYSE American authorizes the issuance of shares pursuant to exercise of the Adams Warrant with respect to the number of shares authorized for such issuance, or the date that the Company is no longer listed on the NYSE American. Pursuant to the Subscription Agreement, the Company issued the Adams Warrant to Mr. Adams on July 23, 2024.

●	On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued the April 2024 Note. The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the April 2024 Note Maturity Date. The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty. As of December 31, 2024, the outstanding balance under the April 2024 Note was $236,645. On January 10, 2025 and January 13, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $239,662 under the April 2024 Note.

●	Under the First SHB Loan Agreement, the Company and SHB entered into the First SHB LOC. In connection with the First SHB LOC, SHB issued the First SHB Promissory Note, with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First SHB Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First SHB Promissory Note. The First SHB LOC was required to be guaranteed by Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust, and secured by the property of the Company, Daniel Nelson, Chief Executive Officer and Chairman of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and the Nelson Trust. The First SHB LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions. The total approximate dollar value of this transaction was $354,124. The approximate dollar value of the interest of each of Mr. Nelson, Ms. Nelson, and the Nelson Trust in this transaction was $350,000 plus interest.

●	Certain of our current or former officers, directors, and stockholders who held or beneficially owned more than 5% of the outstanding common stock of the Company at the time of the transaction purchased shares in our initial public offering on November 16, 2023, at the initial public offering price of $240.00 per share. Virginia Byrd Revocable Trust, whose securities were deemed to be beneficially owned by Virginia Byrd, a former beneficial owner of more than 5% of the outstanding common stock of the Company, purchased 1,042 shares of common stock for a purchase price of $250,000; Noah (Jed) Smith, a former director and former beneficial owner of more than 5% of the outstanding common stock of the Company, purchased 1,042 shares of common stock for a purchase price of $250,000; Clayton Adams, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, purchased 1,042 shares of common stock for a purchase price of $250,000; the Nelson Trust, one of whose co-trustees is Daniel Nelson, our Chief Executive Officer, Chairman, and a director of the Company, purchased 417 shares of common stock for a purchase price of $100,000; John Dorsey, a former Chief Executive Officer and director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, purchased 417 shares of common stock for a purchase price of $100,000; Zone Right, LLC, a California limited liability company (“Zone Right”), a former beneficial owner of more than 5% of the outstanding common stock of the Company, and the current or former managing member of which, Glen Kim, is a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, purchased 417 shares of common stock for a purchase price of $100,000.

●	On September 20, 2023, Daniel Nelson Financial Services made the September 2023 Loan to the Company of $14,000. Daniel Nelson is the Chief Executive Officer and sole owner of Daniel Nelson Financial Services and the Chief Executive Officer, Chairman and director of the Company. The September 2023 Loan was non-interest bearing and had no fixed maturity date. The Company repaid $10,470 of the September 2023 Loan on December 29, 2023. The balance of $3,530 was outstanding as of December 31, 2024. On March 7, 2025, the Company made full payment of the balance of all principal remaining in the amount of $3,530 under the September 2023 Loan.

●	On each of August 18, 2023 and September 11, 2023, Clayton Adams, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, was issued a 15% original issued discount (“15% OID”) promissory note with principal of $58,824 for gross proceeds of $50,000 each. The principal under the 15% OID promissory notes accrued 5% interest annually, and principal and interest under the notes were required to be repaid by December 31, 2023. The 15% OID promissory notes could be prepaid without a premium or penalty. On November 20, 2023, the Company repaid the aggregate balance of $117,648 under the two 15% OID promissory notes.

●	On July 23, 2023, the Company issued a promissory note in the amount of $130,000 to Daniel Nelson. Mr. Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of July 23, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount could be prepaid at any time. As of November 22, 2023, the balance of $130,000 was repaid. Mr. Nelson waived all interest owed under the promissory note.

●	Under the Secondary Stock Purchase Agreement, dated June 28, 2023, between Clayton Adams, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, and Matthew Atkinson, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, Mr. Adams agreed to purchase 6,938 shares of common stock from Mr. Atkinson for $250,000. The Company consented to the sale and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Adams and Mr. Atkinson were parties.

●	Under the Securities Purchase Agreement, dated June 19, 2023, between Clayton Adams, a former director and a former beneficial owner of more than 5% of the outstanding common stock of the Company, and Kimsey Ventures LLC (“Kimsey Ventures”), Mr. Adams agreed to sell 2,084 shares of common stock to Kimsey Ventures for $250,000. The Company consented to the sale and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Adams was a party. Pursuant to the requirements of the Shareholder Agreement, Kimsey Ventures also agreed to become a party to the Shareholder Agreement.

●	On April 10, 2023, the Company issued Richard Symington, a former President, Chief Technology Officer, Chief Marketing Officer, and director of the Company, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 2,084 shares of common stock at an exercise price of $120.00 per share in a private placement. The promissory note incurred interest at 8% annually and was to mature on the earlier to occur of March 17, 2025 or a Liquidity Event (defined to include an initial public offering and national stock exchange listing of the common stock). If a Liquidity Event occurred before March 17, 2025, the warrant would be automatically exercised as to the unexercised portion of the warrant, the outstanding balance due under the 8% unsecured promissory note would be deemed repaid in the amount of the unexercised portion of the warrant from the automatic exercise of the unexercised portion of the warrant, and any remaining balance outstanding under the promissory note must be repaid in cash. If a Liquidity Event had not occurred before March 17, 2025, then both principal and interest outstanding under the note would be required to be repaid in cash. The warrant was voluntarily exercisable for cash prior to the maturity date of the promissory note or, as indicated above, would be automatically exercised for shares of common stock upon the consummation of a Liquidity Event. The warrant had a five-year term. Mr. Symington also entered into a subscription agreement which provided certain registration rights with respect to the shares underlying the warrant. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 2,084 shares of common stock for $120.00 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the registration statement filed in connection with the Company’s initial public offering. A total of $11,836 in accrued unpaid interest was due and payable on the promissory note as of December 31, 2023. During the fiscal quarter ended March 31, 2024, this total was repaid.

●	Under the terms of the Repurchase and Resignation Agreement, dated March 21, 2023, between the Company and Dennis Gile, our former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, on March 31, 2023, we paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 12,500 shares of common stock formerly held by Mr. Gile, at approximately $63.84 per share. Pursuant to the Repurchase Agreement, $695,000 of the $800,000 payment was made to the attorneys for John Dorsey, a former Chief Executive Officer and director and a former beneficial owner of more than 5% of the outstanding common stock of the Company (the “Dorsey/Gile Settlement Payment”), as part of the settlement of a private lawsuit under a settlement agreement between Mr. Gile and Mr. Dorsey (the “Dorsey/Gile Lawsuit”) between these individuals and Dorsey Family Holdings, LLC, an Arizona limited liability company (“Dorsey LLC”), an entity controlled by Mr. Dorsey (the “Dorsey/Gile Settlement Agreement”). Pursuant to the Repurchase Agreement, the balance of the aggregate purchase price was paid to the attorneys for Mr. Gile. Pursuant to the Repurchase Agreement, Mr. Gile agreed to resign his position as Chairman and every other director and officer position he held with the Company effective as of March 21, 2023. Prior to such date, on March 20, 2023, Mr. Gile delivered notice of resignation from such positions, which stated that it was effective March 19, 2023. Pursuant to the Repurchase Agreement, Mr. Gile will not receive any severance payments in connection with any other agreement with the Company as a result of his resignation. The Repurchase was also conditioned on the Company’s prior review of and consent to the Dorsey/Gile Settlement Agreement prior to its execution, and receipt of a certificate from the Chief Financial Officer of the Company that the Repurchase will not impair the Company’s capital within the meaning of Section 160 of the Delaware General Corporation Law or the Company’s ability to pay down its debts as they become due (the “CFO Certificate”). Under the Repurchase Agreement, the Dorsey/Gile Settlement Agreement was required to fully resolve, settle and dismiss the Dorsey/Gile Lawsuit and contain a general release of claims by all the plaintiffs in the Dorsey/Gile Lawsuit in favor of Mr. Gile, the Company, the Company’s affiliates, stockholders, and certain other Company releasees. Under the Repurchase Agreement, Mr. Gile agreed to indemnify the Company for claims arising out of or based upon the Repurchase Agreement. Pursuant to the Repurchase Agreement, a copy of the Dorsey/Gile Settlement Agreement was reviewed and consented to by the Company and entered into as of March 20, 2023. Under the Dorsey/Gile Settlement Agreement, between Mr. Gile, Mr. Dorsey, and Dorsey LLC, Mr. Gile agreed to pay the Dorsey/Gile Settlement Payment and transfer 834 shares of the Company to Mr. Dorsey (the “Dorsey/Gile Settlement Shares”). The Company consented to the transfer and waived the application of the Company’s rights of first refusal under the Shareholder Agreement, to which Mr. Gile was a party. Pursuant to the requirements of the Shareholder Agreement, Mr. Dorsey also agreed to become a party to the Shareholder Agreement. Mr. Gile, Mr. Dorsey and Dorsey LLC agreed to mutual releases of all claims relating to the Dorsey/Gile Lawsuit and to dismiss the Dorsey/Gile Lawsuit. Although the Dorsey/Gile Settlement Agreement did not contain a release of the Company and did not contain releases by the plaintiffs of Mr. Gile other than with respect to the Dorsey/Gile Lawsuit, the Company waived any related requirements under the Repurchase Agreement in light of the expected execution of the Mutual Release Agreement (as defined below). The CFO Certificate was received as of March 21, 2023. The repurchased shares were cancelled as of March 31, 2023. The transfer of the Dorsey/Gile Settlement Shares by Mr. Gile to Mr. Dorsey occurred on April 4, 2023, after waiver of the board of directors of the repurchase rights and purchase rights provided for under the Shareholder Agreement by resolutions adopted on March 24, 2023.

●	Effective March 29, 2023, a Confidential Mutual General Release and Covenant Not to Sue Agreement was entered into between the Company and John Dorsey, a former Chief Executive Officer and director and a former beneficial owner of more than 5% of the outstanding common stock of the Company (the “Mutual Release Agreement”). Under the Mutual Release Agreement, Mr. Dorsey agreed to a general release of claims against and covenant not to sue the Company, the Company’s affiliates, stockholders, and certain other Company releasees, and the Company agreed to a general release of claims against and covenant not to sue Mr. Dorsey, Mr. Dorsey’s affiliates, and certain other releasees, subject to payment of the Dorsey/Gile Settlement Payment, which, as indicated above, was made on March 31, 2023. The releases of claims and covenants not to sue under the Mutual Release Agreement do not apply to breach of the Dorsey/Gile Settlement Agreement or to the January 2023 Dorsey Settlement Agreement (as defined below).

●	On March 17, 2023, the Company issued a promissory note in the amount of $10,000 to Daniel Nelson. Daniel Nelson is the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 17, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount was permitted to be prepaid at any time. The approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $10,000, plus accrued interest. On November 16, 2023, in connection with the closing of the Company’s initial public offering, the promissory note matured and became due. As of November 16, 2023, the balance due under the promissory note was $10,263 and was fully repaid as of November 22, 2023.

●	On March 8, 2023, the Company issued a promissory note in the amount of $95,000 to Daniel Nelson Financial Services. Daniel Nelson is the Chief Executive Officer and sole owner of Daniel Nelson Financial Services and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. The amount was permitted to be prepaid at any time. As Chief Executive Officer and sole owner of Daniel Nelson Financial Services, the approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $95,000, plus accrued interest. On October 10, 2023, the balance of $97,670 was fully repaid.

●	On March 1, 2023, the Company issued a promissory note in the amount of $75,000 to Daniel Nelson Financial Services. Daniel Nelson is the Chief Executive Officer and sole owner of Daniel Nelson Financial Services and the Chief Executive Officer, Chairman and director of the Company. The promissory note provided for 6% interest and maturity date of March 1, 2024 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note was required to be repaid within ten days. The amount could be prepaid at any time. As Chief Executive Officer and sole owner of Daniel Nelson Financial Services, the approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $75,000, plus accrued interest. The promissory note was fully repaid on May 18, 2023.

●	On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Dennis Gile. Mr. Gile is a former Chief Executive Officer, President, Secretary, Chairman, director, and beneficial owner of more than 5% of the shares of common stock of the Company. The promissory note provides for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note must be repaid within ten days. The amount could be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provides that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. The promissory note was repaid on April 6, 2023 with accrued interest not including default interest. Mr. Gile did not demand repayment or exercise any remedies under the promissory note prior to such repayment and has not indicated any intent to do so. The approximate dollar value of Mr. Gile’s interest in this transaction was approximately $35,000, plus accrued interest.

●	On July 11, 2022, the Company issued a promissory note in the amount of $35,000 to Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company. The promissory note provided for 6% interest and maturity date of July 11, 2023 subject to acceleration upon the Company’s first equity financing, or issuance of any debt convertible into equity, following the date of the promissory note. At maturity, the balance due under the note was required to be repaid within ten days. The amount was permitted to be prepaid at any time. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provided that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. Mr. Nelson agreed to extend the maturity date to the closing of the initial public offering and waive payment of any default interest. The approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $35,000, plus accrued interest. On October 10, 2023, the balance of $37,635 was fully repaid.

●	On or about November 29, 2022, John Dorsey, a former Chief Executive Officer and director of the Company, through his counsel, sent the Company a letter demanding full payment on a $50,000 loan that Mr. Dorsey allegedly made to the Company on or about July 21, 2022 while Mr. Dorsey was the Chief Executive Officer of the Company that was due and payable two weeks thereafter (the “Alleged Loan”). The Company has generally denied entering into a binding agreement with Mr. Dorsey on those terms and that payment is due and owing (the “Loan Dispute”). Under the Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of January 12, 2023, between the Company and Mr. Dorsey (the “January 2023 Dorsey Settlement Agreement”), Mr. Dorsey agreed to a discharge of the Alleged Loan and waiver and release of claims relating to the Alleged Loan and Loan Dispute and covenant not to sue on the basis of such claims or otherwise commence any action or proceeding that would be inconsistent with the release of such claims. The Company agreed to pay Mr. Dorsey $10,000 and issue a promissory note to Mr. Dorsey in the principal amount of $40,000 payable on the earlier of ten business days following the successful closing of an initial public offering of the Company’s common stock that generates at least $1 million in net proceeds to the Company or July 1, 2023. Mr. Dorsey orally waived enforcement of the repayment obligation until the tenth day following the consummation of the Company’s initial public offering. The net balance of this promissory note was $40,000 as of September 30, 2023. On November 16, 2023, in connection with the closing of the Company’s initial public offering, the balance of $40,000 became due and payable within ten days. The balance was fully repaid as of November 22, 2023.

●	On November 15, 2021, the Company issued a 6% convertible unsecured promissory note in the amount of $565,000 to Zone Right, a former beneficial owner of more than 5% of the shares of common stock of the Company, in a private placement. Glen Kim, a former director and a former beneficial owner of more than 5% of the shares of common stock of the Company, and the current or former managing member of Zone Right, was deemed to beneficially own the shares of common stock owned by Zone Right and have sole voting and dispositive power over its shares. The convertible note incurred interest at 6% annually and was to mature on November 15, 2024. The convertible note contained provisions for optional and mandatory conversion and conversion price adjustments. Upon conversion, any interest accrued under the convertible note was to be waived. On November 13, 2023, the Company issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions as if 110% of the principal being converted was being converted. Zone Right also entered into a subscription agreement and investor rights and lockup agreement which provided information and inspection rights, registration rights, lock-up provisions, participation rights in subsequent securities offerings and private placements, and typical “drag along” and “tag along” rights. On November 16, 2023, the closing of the Company’s initial public offering and the listing of its common stock on the NYSE American constituted a Liquidity Event with respect to the convertible note. As a result, on November 16, 2023, the principal of $565,000 outstanding under the convertible note automatically converted into a total of 5,180 shares of common stock, based on the conversion price of 50% of the initial public offering price of $240.00 per share, in accordance with the settlement notice described above, and the interest under the convertible note was waived in accordance with its terms.

●	On October 15, 2021, the Company issued a 6% convertible unsecured promissory note in a private placement in the amount of $1,500,000 to the Nelson Trust, whose co-trustees are Daniel Nelson, our Chief Executive Officer, Chairman, and a director of the Company, and Jodi B. Nelson, Mr. Nelson’s wife and a former beneficial owner of more than 5% of the outstanding common stock of the Company. The convertible note incurred interest at 6% annually and was to mature on October 15, 2024. The convertible note contained provisions for optional and mandatory conversion and conversion price adjustments. On November 13, 2023, the Company issued a settlement notice to the holders of the 6% convertible unsecured promissory notes undertaking to effect conversions as if 110% of the principal being converted was being converted. The Nelson Trust also entered into a subscription agreement and investor rights and lockup agreement which provided information and inspection rights, registration rights, lock-up provisions, participation rights in subsequent securities offerings and private placements, and typical “drag along” and “tag along” rights. On November 16, 2023, the closing of the Company’s initial public offering and the listing of its common stock on the NYSE American constituted a Liquidity Event with respect to the convertible note. As a result, on November 16, 2023, the principal of $1,500,000 outstanding under the convertible note automatically converted into a total of 13,750 shares of common stock, based on the conversion price of 50% of the initial public offering price of $240.00 per share, in accordance with the settlement notice described above, and the interest under the convertible note was waived in accordance with its terms.

●	In April 2022, Daniel Nelson Financial Services became the insurance agent providing group benefits for the Company. Total dollar benefits provided to the Company under the group benefits plan in 2024 and 2023 were approximately $142,818 and $138,470, respectively. Total dollar payments to Daniel Nelson Financial Services in 2024 and 2023 under the group benefits plan were approximately $4,537 and $4,771, respectively. As Chief Executive Officer and sole owner of Daniel Nelson Financial Services, the approximate dollar value of Mr. Nelson’s interest in this transaction was approximately $4,537 and $4,771 in 2024 and 2023, respectively.

Director Independence

Independent Directors

The NYSE American’s rules generally require that a majority of an issuer’s board of directors consist of independent directors. Our board of directors currently consists of five directors, three of whom, Roger Mason Jr., Greg Economou, and Peter Borish, have each been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules, and two of whom, Daniel Nelson and Jeffry Hecklinski, have not been determined by our board of directors to be an “independent director” within the meaning of the NYSE American’s rules. We have entered into an independent director agreement with each of Mr. Mason, Mr. Economou, and Mr. Borish. For discussion of compensation and indemnification arrangements with our independent directors for services performed as members of our board of directors, see Item 11 “Executive Compensation – Director Compensation”, which is incorporated by reference herein.

Committees of the Board of Directors

Our board of directors has established the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Disclosure Controls and Procedures Committee, each with its own charter approved by the board. Each committee’s charter is available on our website at https://ir.signingdaysports.com.

In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by the board.

Audit Committee

Roger Mason Jr., Greg Economou, and Peter Borish, each of whom has been determined by our board of directors to meet the “independence” requirements of Rule 10A-3 under the Exchange Act and the definition of an “independent director” under the NYSE American’s rules, serve on the Audit Committee, with Mr. Borish serving as the chairman. Our board has determined that Mr. Borish qualifies as an “audit committee financial expert” as defined by Item 407(d)(5) of Regulation S-K. The Audit Committee oversees our accounting and financial reporting processes and the audits of the financial statements of the Company.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Independent Auditors’ Fees

The aggregate fees billed to the Company by BARTON CPA PLLC, the Company’s principal registered public accounting firm performing services in connection with engagements for which independence is required (the “principal accountant”), for the indicated services for each of the last two fiscal years were as follows:

	Year Ended
	December 31,
	2024	2023
Audit Fees	$139,252	$57,299
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$139,252	$57,299

As used in the table above, the following terms have the meanings set forth below.

Audit Fees

Audit fees consist of aggregate fees billed for each of the last two fiscal years for professional services performed by the Company’s principal accountant for the audit of the financial statements included in our Annual Reports on Form 10-K and review of the financial statements included in our Quarterly Reports on Form 10-Q, reviews of registration statements and issuances of consents, and services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

Audit-related fees consist of aggregate fees billed for each of the last two fiscal years for assurance and related services performed by the Company’s principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above. We did not engage our principal accountant to provide assurance or related services during the last two fiscal years.

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

Pre-Approval Policies and Procedures

The Audit Committee has reviewed and approved, or the board of directors of the Company has reviewed and approved by unanimous written consent, all fees earned in 2024 and 2023 by the Company’s principal accountant, and actively monitored the relationship between audit and non-audit services provided. The Audit Committee and the board of directors has concluded that the fees earned by the principal accountant were consistent with the maintenance of the principal accountant’s independence in the conduct of its auditing functions.

The Company’s principal accountant did not provide, and the Audit Committee or the board of directors of the Company did not approve, any services that would have been described under “—Tax Fees”, “—Audit-Related Fees”, or “—All Other Fees” above for either of the last two fiscal years.

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

(3)	Index to Exhibits:

See exhibits listed under “—(b) Exhibits” below.

(b) Exhibits:

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. filed with the Secretary of State of the State of Delaware on November 14, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 18, 2024)
3.3	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
4.1	Description of Securities of Signing Day Sports, Inc.
4.2	Representative’s Warrant issued to Boustead Securities, LLC, dated November 16, 2023 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 17, 2023)
4.3	Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of December 23, 2021 (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.4	Form of 8% Unsecured Promissory Note (incorporated by reference to Exhibit 4.8 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.5	Form of Warrant to Purchase Equity Securities issued with 8% Convertible Unsecured Note (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1 filed on May 15, 2023)
4.6	Form of Warrants to Purchase Common Stock issued to Boustead Securities, LLC, as placement agent for purchases pursuant to Common Stock Purchase Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 4.18 to the Annual Report on Form 10-K filed on March 29, 2024)

4.7	Promissory Note issued to Daniel Nelson, dated as of April 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 26, 2024)
4.8	Form of Senior Secured Promissory Note issued on May 16, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 17, 2024)
4.9	Form of Common Stock Purchase Warrant issued to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 17, 2024)
4.10	Form of Common Stock Purchase Warrant issued on May 16, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 17, 2024)
4.11	Senior Secured Promissory Note issued on June 18, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 20, 2024)
4.12	Common Stock Purchase Warrant issued on June 18, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 20, 2024)
4.13	Common Stock Purchase Warrant issued on June 18, 2024 by Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 20, 2024)
4.14	Form of Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of May 20, 2024 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K/A filed on May 21, 2024)
4.15	Pre-Funded Common Stock Purchase Warrant issued on July 15, 2024 by Signing Day Sports, Inc. to Bevilacqua PLLC (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 18, 2024)
4.16	Pre-Funded Common Stock Purchase Warrant issued on July 23, 2024 by Signing Day Sports, Inc. to Clayton Adams (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 24, 2024)
4.17	Warrant to Purchase Common Stock issued to Boustead Securities, LLC, dated as of July 25, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 26, 2024)
4.18	Promissory Note issued to Daniel Nelson, dated as of September 16, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 2024)
4.19	Convertible Promissory Note issued to Dear Cashmere Group Holding Company, dated as of October 7, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on October 8, 2024)
10.1†	Independent Director Agreement, dated as of April 19, 2023, between Signing Day Sports, Inc. and Glen Kim
10.2†	Amended and Restated Independent Director Agreement, dated as of April 19, 2023, between Signing Day Sports, Inc. and Roger Mason Jr.
10.3†	Independent Director Agreement, dated as of May 9, 2023, between Signing Day Sports, Inc. and Greg Economou
10.4†	Independent Director Agreement, dated as of February 12, 2024, between Signing Day Sports, Inc. and Peter Borish
10.5	Marketing Agreement between Arizona Football Coaches Association and Signing Day Sports, dated May 23, 2022 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.6	Order for Services between Signing Day Sports, Inc. and Paycor Services, dated May 23, 2022 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.7	Sponsorship Agreement between Goat Farm Sports and Signing Day Sports, Inc., dated September 9, 2022 (incorporated by reference to Exhibit 10.36 to the Registration Statement on Form S-1 filed on May 15, 2023)

10.8	Collaboration and Revenue-Sharing Agreement between Signing Day Sports, Inc. and Louisville Slugger Hitting Science Center LLC, dated as of October 31, 2022 (incorporated by reference to Exhibit 10.37 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.9	Standard Form Office Lease, dated November 1, 2022, and Addendum to Lease, executed November 2, 2022, between M4 Perimeter, LLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.10†	Form of Indemnification Agreement between Signing Day Sports, Inc. and each executive officer or director (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.11†	Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024)
10.12†	Form of Stock Option Agreement for Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed on September 25, 2024)
10.13†	Form of Restricted Stock Award Agreement for Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on September 25, 2024)
10.14†	Form of Restricted Stock Unit Award Agreement for Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on September 25, 2024)
10.15	First Amendment to Lease, dated April 1, 2023, between M4 PERIMETER, LLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.60 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.16	Strategic Alliance Agreement, dated as of October 20, 2023, between Signing Day Sports, Inc. and SAJE Enterprises LLC (DBA Elite Development Program Soccer) (incorporated by reference to Exhibit 10.66 to the Registration Statement on Form S-1/A filed on October 24, 2023)
10.17	Employee Confidential Information and Inventions Assignment Agreement, dated April 3, 2023, between Signing Day Sports, Inc. and David O’Hara (incorporated by reference to Exhibit 10.61 to the Registration Statement on Form S-1 filed on May 15, 2023)
10.18	Employee Confidential Information and Inventions Assignment Agreement, dated November 27, 2023, between Signing Day Sports, Inc. and Richard Symington (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on November 29, 2023)
10.19	Employee Confidential Information and Inventions Assignment Agreement, dated November 22, 2023, between Signing Day Sports, Inc. and Daniel Nelson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on November 29, 2023)
10.20	Settlement Agreement and Release, dated as of December 12, 2023, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 15, 2023)
10.21	Common Stock Purchase Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 8, 2024)
10.22	Registration Rights Agreement, dated January 5, 2024, between Signing Day Sports, Inc. and Tumim Stone Capital LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 8, 2024)
10.23†	Amended and Restated Executive Employment Agreement, dated as of March 1, 2024, between Signing Day Sports, Inc. and Daniel Nelson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 6, 2024)

10.24†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between the Signing Day Sports, Inc. and Daniel Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2024)
10.25	Amendment No. 1 to Strategic Alliance Agreement, dated as of March 8, 2024, between Signing Day Sports, Inc. and SAJE Enterprises LLC (DBA Elite Development Program Soccer) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 11, 2024)
10.26†	Executive Employment Agreement, dated as of April 23, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2024)
10.27†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.28	Employee Confidential Information and Inventions Assignment Agreement, dated as of April 23, 2024, between Signing Day Sports, Inc. and Craig Smith (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2024)
10.29	Amendment No. 1 to Settlement Agreement and Release, dated as of April 11, 2024, between Signing Day Sports, Inc. and Midwestern Interactive, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 17, 2024)
10.30†	Employment Offer Letter, dated March 7, 2023, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 11, 2024)
10.31†	Executive Employment Agreement, dated as of April 9, 2024, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 11, 2024)
10.32†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q filed on August 19, 2024)
10.33	Employee Confidential Information and Inventions Assignment Agreement, dated March 9, 2023, between Signing Day Sports, Inc. and Jeffry Hecklinski (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 11, 2024)
10.34†	Employment Offer Letter, dated March 16, 2023, between Signing Day Sports, Inc. and Trent Whitehead (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q filed on May 15, 2024)
10.35	Employee Confidential Information and Inventions Assignment Agreement, dated February 6, 2024, between Signing Day Sports, Inc. and Trent Whitehead (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q filed on May 15, 2024)
10.36	Securities Purchase Agreement, dated as of May 16, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2024)
10.37	Security Agreement, dated as of May 16, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 17, 2024)
10.38	Registration Rights Agreement, dated as of May 16, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 17, 2024)
10.39	Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K/A filed on May 21, 2024)
10.40†	Consulting Agreement, dated as of June 14, 2024, between Signing Day Sports, Inc. and Damon Rich (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 14, 2024)

10.41	Confidential Information and Inventions Assignment Agreement, executed June 14, 2024, between Signing Day Sports, Inc. and Damon Rich (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 14, 2024)
10.42	Securities Purchase Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2024)
10.43	Security Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on June 20, 2024)
10.44	Registration Rights Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on June 20, 2024)
10.45	Amendment to the Transaction Documents, dated as of June 18, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 20, 2024)
10.46†	Amendment No. 1 to Executive Employment Agreement, dated as of July 9, 2024, between Signing Day Sports, Inc. and Daniel Nelson (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2024)
10.47	Letter Agreement, dated as of July 15, 2024, between Bevilacqua PLLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2024)
10.48	Consulting Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2024)
10.49	Non-Plan Restricted Stock Award Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 24, 2024)
10.50	Subscription Agreement, dated as of July 23, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 24, 2024)
10.51	Amendment No. 1 to Consulting Agreement, dated as of July 25, 2024, between Signing Day Sports, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 26, 2024)
10.52	Non-Plan Restricted Stock Award Agreement, dated as of July 25, 2024, between Signing Day Sports, Inc. and Birddog Capital, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 26, 2024)
10.53	Redemption Agreement, dated as of August 12, 2024, between Signing Day Sports, Inc. and FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2024)
10.54	Warrant Cancellation Agreement, dated as of June 18, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 20, 2024)
10.55	Binding Term Sheet, dated September 18, 2024, between Dear Cashmere Group Holding Company, James Gibbons, Nicolas Link, and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024)
10.56	Termination Agreement, dated September 18, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 19, 2024)

10.57	Offer of Voluntary Temporary Reduction of Warrants Exercise Price, dated as of September 26, 2024, of Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 27, 2024)
10.58	Letter Agreement, dated as of October 15, 2024, between Signing Day Sports, Inc. and Boustead Securities, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 15, 2024)
10.59	Offer of Voluntary Temporary Reduction of Warrants Exercise Price, dated as of October 15, 2024, of Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 16, 2024)
10.60	Settlement Agreement, Release of Claims, and Covenant Not To Sue, dated as of October 16, 2024, among Signing Day Sports, Inc., Goat Farm Sports, LLC, Richard McGuinness, and Noel Mazzone (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2024)
10.61	Amendment to Binding Term Sheet, dated as of November 6, 2024, among Signing Day Sports, Inc., Dear Cashmere Group Holding Company, James Gibbons, and Nicolas Link (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 6, 2024)
10.62	Offer of Voluntary Temporary Reduction of Warrants Exercise Price, dated as of November 12, 2024, of Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 13, 2024)
10.63	Offer of Voluntary Temporary Reduction of Exercise Price of Warrant, dated as of November 25, 2024, of Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 26, 2024)
10.64	At The Market Offering Agreement, dated as of December 2, 2024, between Signing Day Sports, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.3 to the Registration Statement on Form S-3 filed on December 2, 2024)
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Registration Statement on Form S-1 filed on May 15, 2023)
16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated June 30, 2023 (incorporated by reference to Exhibit 16.1 to the Registration Statement on Form S-1/A filed on June 30, 2023)
19.1	Signing Day Sports, Inc. Insider Trading Policy (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-1 filed on January 26, 2024)
23.1	Consent of BARTON CPA
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Signing Day Sports, Inc. Clawback Policy (incorporated by reference to Exhibit 99.6 to the Registration Statement on Form S-1 filed on January 26, 2024)
101.PRE	Inline XBRL Instance Document
101.INS	Inline XBRL Taxonomy Extension Schema Document
101.SCH	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Label Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Certified Public Accountants and Advisors

A PCAOB Registered Firm

713-489-5635 bartoncpafirm.com Cypress, Texas

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Signing Day Sports, Inc.

7272 E. Indian School Road, STE 101

Scottsdale, Arizona 85251

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Signing Day Sports, Inc. (the Company) as of December 31, 2024 and 2023, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB and auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Going Concern

As described in Note 1 to the financial statements, the Company has sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. If the Company is unable to raise sufficient funding, it may struggle to reach its future obligations.

Accordingly, the Company has determined that these factors raise substantial doubt as to the Company’s ability to continue as a going concern for a period of one year from the date these financial statements are issued.

Management plans to identify adequate sources of funding to provide operating capital for continued growth. Auditing the Company’s assessment and related disclosures regarding its ability to continue as a going concern required significant auditor judgment. This is due to the high level of uncertainty surrounding the projections and assumptions related to the timing and likelihood of future cash flows, including external funding. Assessing whether the Company’s disclosures adequately reflect the uncertainty and risks associated with its going concern status also demanded considerable auditor judgment and effort.

Equity Valuation

Equity valuation is a significant and complex area as the process involves estimating the fair value of the Company’s equity using level 1 inputs.

The audit of equity valuation is critical because small variations in these assumptions can result in significant changes in the valuation, which can materially impact the financial statements. Moreover, the assumptions and methodologies used in equity valuation may vary across industries and market conditions, making it a complex area requiring significant judgment from management.

As part of our audit, we focused on evaluating the reasonableness of the testing inputs of quoted prices, evaluating market liquidity and assessing the fair value disclosures. Additionally, we tested the application of the valuation model to ensure consistency with the relevant accounting frameworks, including the fair value measurement guidance under U.S. GAAP.

We have served as the Company’s auditor since 2024.

/s/ Barton CPA PLLC

Cypress, Texas

April 11, 2025

Signing Day Sports, Inc.

Balance Sheets

	December 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$181,271	$1,123,529
Short term investments	-	2,109,011
Accounts receivable	75,168	58,775
Prepaid expense	23,554	125,841
Other current assets	-	68,500

Total current assets	279,993	3,485,656

Property and equipment, net	12,708	5,078
Internally developed software, net	660,485	895,534
Operating lease right of use asset	130,164	208,443
Intangible assets, net	7,333	20,900
Deferred tax asset	-	65,000
Other assets	24,000	24,000

Total assets	$1,114,683	$4,704,611

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,251,307	$804,534
Accrued liabilities	456,290	379,948
Deferred revenue	2,416	4,282
Current operating lease right of use liability	89,447	83,736
Warrant Liability	35,190	-
Loans payable	431,030	3,530
Line of credit	-	1,540,125

Total current liabilities	3,265,680	2,816,155

Non-current liabilities
Noncurrent operating lease liability	54,877	144,325

Total liabilities	$3,320,557	$2,960,480

Stockholders’ equity (deficit)
Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 909,232 and 276,013 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively.	92	1,326
Preferred stock: 15,000,000 authorized shares, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	23,478,933	18,701,752
Subscription receivable	(11)	(11)
Accumulated deficit	(25,684,888)	(16,958,936)

Total stockholders’ equity (deficit)	(2,205,874)	1,744,131

Total liabilities and stockholders’ equity (deficit)	$1,114,683	$4,704,611

The accompanying notes are an integral part of these financial statements.

Signing Day Sports, Inc.

Statements of Operations

	For the Years Ended December 31,
	2024	2023

Revenues, net	$615,551	$307,578
Cost of revenues	200,802	40,387

Gross profit	414,749	267,191

Operating cost and expenses
Advertising and marketing	94,814	439,700
General and administrative	7,813,759	4,575,672

Total operating expenses	7,908,573	5,015,372

Net loss from operations	(7,493,824)	(4,748,181)

Other (expense) income
Interest expense	(787,564)	(856,573)
Interest income	13,165	-
Deferred tax income	(65,000)	65,000
Change in fair value of derivative and gain/loss on warrant exercise	332,325	-
Other (expense) income, net	(725,054)	61,634

Total other (expense) income	(1,232,128)	(729,939)

Net loss before income tax expense	(8,725,952)	(5,478,120)

Income tax expense	-	-

Net loss	$(8,725,952)	$(5,478,120)

Weighted average common shares outstanding – basic	426,931	276,013
Weighted average common shares outstanding- diluted	439,351	276,013
Net loss per common share – basic	(20.44)	(19.85)
Net loss per common share – diluted	(19.86)	(19.85)

The accompanying notes are an integral part of these financial statements.

Signing Day Sports, Inc.

Statements of Stockholders’ Equity (Deficit)

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at December 31, 2022	168,462	$17	$3,378,251	$-	$(11,480,816)	$(8,102,548)

Stock-based compensation expense	-	-	547,923	-	-	547,923

Stock repurchase and retirement	(12,500)	(1)	(799,999)	-	-	(800,000)

Issuance of common stock	2,188	1	10	(11)	-	-

Issuance of common stock pursuant to initial public offering, net of issuance costs of $1,342,913	25,223	3	4,657,085	-	-	4,657,088

Issuance of common stock pursuant to convertible notes, net of interest cancelled	92,640	9	10,919,779	-	-	10,919,788

Net loss	-	-		-	(5,478,120)	(5,478,120)

Balance at December 31, 2023	276,013	$29	$18,703,049	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	87,667	10	1,397,792	-	-	1,397,802

Stock-based compensation canceled/returned	(17,241)	(4)	(181,256)	-	-	(181,260)

Issuance of commitment fee pursuant to equity line of credit	14,798	1	505,359	-	-	505,360

Issuance of common stock pursuant to equity line of credit	2,385	1	50,625	-	-	50,626

Issuance of commitment fee Firstfire Promissory Note	5,787	1	81,110	-	-	81,111

Boustead Issuance on Firstfire Transaction	273	1	3,832	-	-	3,833

Firstfire Convertible Note and Interest Converted	42,744	4	615,503	-	-	615,507

Bevilacqua PLLC Warrants Exercised	52,083	5	24,995	-	-	25,000

Bevilacqua PLLC Warrants Issued for letter of credit extension	-	-	625,000	-	-	625,000

Clayton Adams Warrants Converted	6,944	1	103,332	-	-	103,333

Common stock issued for consulting services	13,934	1	127,213	-	-	127,214

Boustead Termination Agreement	62,500	6	736,875	-	-	736,881

Firstfire Warrants Exercised	23,792	2	214,132	-	-	109,444

Stock Split Round Up Shares	197,041	20	(20)	-	-	-

ATM Agreement Issuance	140,512	14	471,393	-	-	471,407

Net Loss	-	-	-	-	(8,725,952)	(8,725,952)

Balance at December 31, 2024	909,232	92	23,478,933	(11)	(25,684,888)	(2,205,874)

The accompanying notes are an integral part of these financial statements.

Signing Day Sports, Inc.

Statements of Cash Flows

	For the Years Ended December 31,
	2024	2023

Cash flows from operating activities
Net loss	$(8,725,952)	$(5,478,120)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	232,399	183,745
Amortization of debt discount	673,426	-
Interest expense attributable to amortization of debt issuance cost	-	72,777
Loss on disposal of assets	-	8,742
Commitment shares issued for common stock	509,193
Pre-funded warrants for legal letter of credit	625,000
Common stock issued for consulting services	127,214
Common stock issued in connection with Boustead warrants	736,881
Gain on change of fair value of warrants	(332,325)
Stock-based compensation	1,216,542	547,923
(Increase) decrease in assets:
Accounts receivable	(16,393)	(43,105)
Prepaid and other assets	170,787	(179,088)
Operating lease right of use asset	78,279	(208,443)
Deferred tax asset	65,000	35,000
Increase (decrease) in liabilities:
Accounts payable and accrued liabilities	1,659,225	57,638
Deferred revenue	(1,866)	(39,791)
Deferred rent	-	(9,894)
Lease liabilities	(83,737)	214,137
Tenant deposit	-	(9,894)

Net cash used in operating activities	(3,066,327)	(4,848,373)

Cash flows from investing activities
Proceeds from investments	2,109,011	(2,109,011)
Development of internal software	24,375	(1,063,526)
Purchase of property and equipment	(15,788)	(5,642)

Net cash provided by (used in) investing activates	2,117,598	(3,178,179)

Cash flows from financing activities
Proceeds from issuance of convertible notes	416,000	13,419,788
Proceeds from debt borrowings	-	678,666
Proceeds from revolving line of credit	-	1,540,125
Payments on debt borrowings	-	(10,919,788)
Payment of debt issuance cost	-	319,793
Proceeds from loans payable	887,376	-
Payments on convertible notes	(56,715)	-
Repayment of line of credit	(2,000,000)	-
Proceeds from issuance of common stock pursuant to initial public offering	-	6,000,000
Payments of issuance costs pursuant to initial public offering	-	(1,342,913)
Proceeds from issuance of common stock pursuant to equity line of credit	50,626	-
Proceeds from the exercise of pre-funded warrants	25,000
Proceeds from exercise of warrants	212,778	-
Proceeds from issuance of commons stock pursuant to ATM agreement	471,407	-
Distribution to member	-	(800,000)

Net cash provided by financing activities	6,472	8,895,671

Net (decrease) increase in cash and cash equivalents	(942,257)	869,119

Cash and cash equivalents, beginning of period	1,123,528	254,409

Cash and cash equivalents, end of period	$181,271	$1,123,528

The accompanying notes are an integral part of these financial statements.

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

Initial Public Offering

On November 14, 2023, the Company’s shares of common stock were listed and commenced trading on NYSE American LLC (“NYSE American”), and on November 16, 2023, the Company completed its initial public offering (“IPO”). The Company sold IPO Shares for total gross proceeds of $6,000,000. After deducting the underwriting discounts, commissions, non-accountable expense allowance, and other expenses from the initial public offering, the Company received net proceeds of approximately $4.7 million. The Company also issued Boustead a Representative’s Warrant exercisable for the purchase of 1,750 shares of common stock at an exercise price of $324 per share, subject to adjustment. The Representative’s Warrant may be exercised by payment of cash or by a cashless exercise provision, and may be exercised at any time for five years following the date of issuance.

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

The IPO Registration Statement included the registration for sale of an additional 3.750 shares of common stock at the assumed public offering price of $240 per share upon full exercise of the underwriters’ over-allotment option. The additional shares of common stock underlying the Representative’s Warrant registered for sale by the 462(b) Registration Statement included 263 shares of common stock that the underwriters would have had the option to purchase upon exercise of a second Representative’s Warrant which would be issuable upon full exercise of the underwriters’ over-allotment option.

In addition, a maximum of 48,886 shares were registered for resale by the selling stockholders named in the IPO Registration Statement, of which a total of 46,136 shares of common stock were included for resale by means of the final prospectus relating to these shares, dated November 13, 2023 (the “Final Resale Prospectus”), which was filed with the SEC on November 15, 2023 pursuant to Rule 424(b)(3) of the Securities Act. As stated in the Final Resale Prospectus, any resales of these shares occurred at a fixed price of $240 per share until the listing of the common stock on NYSE American. Thereafter, these sales will occur at fixed prices, at market prices prevailing at the time of sale, at prices related to prevailing market prices, or at negotiated prices. The Company will not receive any proceeds from the resale of common stock by the selling stockholders.

Segment Disclosure

The Company determined that there is one reportable segment, with activities related to digital products. The website and mobile phone application have similar economic characteristics and nature of services. Refer to Note 15 Segment Information for further details.

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $8.7 million and $5.5 million for the years ended December 31, 2024 and 2023, respectively. We had cash used in operating activities of approximately $3.1 million and $4.8 million for the years ended December 31, 2024 and 2023, respectively, and have an accumulated deficit of approximately $25.7 million and $17.0 million as of December 31, 2024 and 2023, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Basis of Presentation

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”).

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of December 31, 2024 and 2023, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

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

The Company did not have any certificates of deposit as of December 31, 2024. As of December 31, 2023, the Company had approximately $2.1 million in certificates of deposit, classified as short-term investments on its balance sheets.

Accounts Receivable and Allowance for Credit Losses

Accounts Receivable are recorded at the invoiced amount. The Company may maintain an allowance for credit losses which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded if the Company believes a customer may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history of the customer, the related aging of past due balances, projections of credit losses based on past events or historical trends, and the consideration of forecasts of future economic conditions. Allowance for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. There were $75,168 and $58,775 of open receivables at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023 the Company believes the accounts receivable are fully collectable and thus there was no allowance for credit losses established.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at December 31, 2024 and 2023.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the years ended December 31, 2024 and 2023 the Company did not have an impairment charge.

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

Warrant Liability

Warrants for shares that are not deemed to be indexed the Company’s shares are classified as liabilities in the consolidated balance sheets. At initial recognition, the Company classified these warrants as liabilities on the balance sheets at their estimated fair value. The liability classified warrants are subject to remeasurement at each balance sheet date, with changes in fair value recognized in gain or loss on fair value adjustment of stock warrant liabilities in the consolidated statements of operations and comprehensive loss.

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

ASC 825-10, Financial Instruments (“ASC 825-10”), allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Company identified certain warrant instruments that are required to be presented on the balance sheets at fair value in accordance with ASC 820, Fair Value Measurement.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of December 31, 2024 and 2024, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of December 31, 2024, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

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

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of December 31, 2024 and 2023, unamortized debt issuance costs are $0.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $94,814 and $439,700 for the years ended December 31, 2024 and 2023, respectively. Advertising costs are included in advertising and marketing expenses in the Statements of Operations.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as the amortization period of the asset that otherwise would have been recognized is estimated to be one year or less.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense related to the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based payments granted to employees, officers, and directors based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of December 31, 2024, 6,024 stock options and 38,952 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of December 31, 2023, 13,563 stock options and 17,645 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(8,725,952)	$(5,478,120)

Denominator:
Weighted-average common shares outstanding - basic	426,931	276,013
Effect of potentially dilutive securities:
Restricted Stock	12,420	-
Weighted-average common shares outstanding - diluted	439,351	276,013

Net loss per share - basic	$(20.44)	(19.85)
Net loss per share - diluted	$(19.86)	(19.85)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2024	2023
Stock options	6,024	13,563
Warrants	38,952	17,645

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in November 2023, all deferred offering costs in the accompanying balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of December 31, 2024 and December 31, 2023.

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

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it which are listed below:

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024 and accounts for its convertible debt that does not meet the criteria for equity treatment in accordance with ASU 2020-06. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 7 for information regarding convertible debt.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 15 Segment Information in the accompanying notes to the financial statements for further detail.

ASU No. 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses

On November 4, 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses," that improves financial reporting by requiring public companies to disclose additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic as required by this ASU.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported results of operations.

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Years Ended December 31,
	2024	2023
Revenue recognized over time	$615,551	$307,578
Revenue recognized at a point in time	-	-
Total revenue from contracts with customers	$615,551	$307,578

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	December 31,	December 31,
	2024	2023
Contract liabilities (deferred revenue)	$2,416	$4,282

	For the Years Ended December 31,
	2024	2023
Revenue recognized in the period from:
Amounts included in contract liabilities at the beginning of the period	$4,282	$44,073

The Company recognized revenue of $4,282 in 2024 that was included in the deferred revenue balance as of December 31, 2023. The Company expects to recognize the December 31, 2024 balance fully in the year ending December 31, 2025.

Revenue Concentration

Apple

For the year ended December 31, 2024, 8,281 Apple units sold accounted for approximately 30% of the annual revenue recorded. On December 31, 2023, 3,930 Apple units sold accounted for approximately 29% of the annual revenue recorded.

Shopify

For the year ended December 31, 2024, 3,142 Shopify units sold accounted for approximately 55% of the annual revenue recorded. On December 31, 2023, 385 Shopify units sold accounted for approximately. 7% of the annual revenue recorded.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	December 31,
	2024	2023
Office Furniture	$21,430	$5,642
Less: accumulated depreciation	(8,722)	(564)
Property and equipment, net	$12,708	$5,078

Depreciation expense of property and equipment was $8,158 and $2,124 for the years ended December 31, 2024 and 2023, respectively.

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

		Accumulated
	Cost Basis	Amortization	Impairment	Net
	December 31, 2024
Internally developed software	$1,039,151	$(378,666)	$-	$660,485

	December 31, 2023
Internally developed software	$1,063,526	$(167,992)	$-	$895,534

Amortization expense for the years ended December 31, 2024 and 2023, was $210,674 and $167,992, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	December 31, 2024
Intellectual property	$22,000	$(14,667)	$7,333
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(33,367)	$7,333

	December 31, 2023
Intellectual property	$22,000	(7,333)	$14,667
Proprietary technology	18,700	(12,467)	6,233
Total	$40,700	$(19,800)	$20,900

Amortization expense for the years ended December 31, 2024 and 2023 was $13,567 and $13,629, respectively. Estimated amortization for intangible assets with definitive lives for the next year ended December 31, is as follows:

Amount
Years ending December 31,
2025	7,333
Total	$7,333

Note 6 - Accrued Liabilities

	December 31,
	2024	2023
Accrued Expenses	$14,583	$183,347
Accrued Payroll	179,940	79,653
Accrued Interest	261,767	116,948
Total Accrued Expenses	$456,290	$379,948

Note 7 - Notes Payable

The Company’s notes payable consists of the following:

	December 31,
	2024	2023
Daniel Nelson Promissory Notes	$281,030	$3,530

October 2024 Note	150,000	-
	$431,030	$3,530

Less unamortized debt issuance costs	-	-

Debt, less unamortized debt issuance costs	$431,030	$3,530

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

In connection with the closing of the Company’s initial public offering on November 16, 2023, the Company’s 6% convertible unsecured promissory notes with aggregate outstanding principal of $6,305,000 automatically converted into an aggregate of 57,796 shares of common stock at a conversion price of $120 per share in accordance with the terms of these promissory notes and a settlement notice issued on November 13, 2023, undertaking to effect conversions of principal as if 110% of the principal being converted was being converted to address possible claims with respect to the increase of the outstanding principal under the convertible notes to 110% of the outstanding principal amount. All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

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

On August 7, 2023, the fifteen 8% convertible notes payable with outstanding balances of $1,465,000 and maturity date of August 8, 2023 (“August 2023 Notes Payable”), were amended by written agreement. The agreement amended the maturity date of all of these convertible notes to August 8, 2025. Pursuant to the agreement, a provision in the convertible notes providing for an increase of the outstanding balance under the convertible notes to 120% of the original principal amount upon non-repayment by the maturity date was accelerated, and the outstanding balance under the convertible notes was increased in aggregate to $1,758,000. The agreement also provided for the immediate conversion of the additional amount of the outstanding balance under the convertible notes into 3,052 shares of common stock at $96 per share instead of the applicable optional conversion price, approximately $157.92 per share at the time of the conversion, not including any accrued but unpaid interest, which was waived with respect to the converted outstanding balance. As a result, the 8% convertible unsecured promissory notes’ aggregate underlying principal was $1,465,000 both before and after such increase of the outstanding balance and conversion of such increase.

In connection with the closing of the Company’s initial public offering, the Company’s 8% convertible unsecured promissory notes with aggregate outstanding principal of $1,465,000 automatically converted into an aggregate of 12,209 shares of common stock at a conversion price of $120 per share in accordance with their terms. All accrued interest on the principal under the notes was waived in accordance with the terms of the notes.

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

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 19,584 shares of common stock at an exercise price of $120 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. The outstanding accrued interest balance under these promissory notes was $101,468 as of December 31, 2024.

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

On December 11, 2023, the Company entered into a Revolving Line of Credit with Commerce Bank of Arizona secured with a 12-month certificate of deposit of $2,000,000 at the CD market rate plus 2.00%. The Company paid loan origination and other fees totaling $5,500 and Commerce Bank of Arizona immediately disbursed $334,625 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and matured on December 11, 2024. The outstanding balance under this revolving line of credit was $0 and $1,540,125 as of December 31, 2024 and 2023, respectively.

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

On September 16, 2024, the Company issued a promissory note to Mr. Nelson, dated September 16, 2024, in the principal amount of $100,000 (the “September 2024 Note”). The September 2024 Note permits Mr. Nelson to make additional advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note will accrue interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 will accrue as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest will become payable on the earlier of December 16, 2024 or upon the Company receiving any funding of $1,000,000 (the “September 2024 Note Maturity Date”). The Company is required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date. The Company may prepay the principal, any advances, and any interest then due without penalty.

The outstanding balance at December 31, 2024 is $281,030 plus interest of $148,073 for a total of $429,103.

FirstFire Convertible Note

On May 16, 2024, the Company entered into a Securities Purchase Agreement, dated as of May 16, 2024, between the Company and FirstFire, as amended (as amended, the “May 2024 FF Purchase Agreement”) by that certain Amendment to the Transaction Documents, dated as of June 18, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Transaction Documents”), pursuant to which, as a private placement transaction, the Company was required to issue FirstFire a senior secured promissory note, as amended by that certain Amendment to Senior Secured Promissory Note and Warrants, dated as of May 20, 2024, between the Company and FirstFire (the “Amendment to May 2024 FF Note and May 2024 FF Warrants”), in the principal amount of $412,500 (as amended, the “May 2024 FF Note”); 3,907 shares of common stock (the “May 2024 FF Commitment Shares, as partial consideration for the purchase of the May 2024 FF Note; a warrant to purchase up to 28,646 shares of common stock at an initial exercise price of $14.40 per share, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “First May 2024 FF Warrant”), as partial consideration for the purchase of the May 2024 FF Note; and a warrant to purchase up to 5,209 shares of common stock at an initial exercise price of $0.48 per share exercisable from the date of an “Event of Default” as defined by the May 2024 FF Note (an “FF Notes Event of Default”) under the May 2024 FF Note, as amended by the Amendment to May 2024 FF Note and May 2024 FF Warrants (as amended, the “Second May 2024 FF Warrant” and together with the First May 2024 FF Warrant, the “May 2024 FF Warrants”), as partial consideration for the purchase of the May 2024 FF Note.

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

The closing of the initial transaction contemplated by the May 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $375,000, was subject to certain conditions. On May 20, 2024, such conditions were met. As a result, the May 2024 FF Commitment Shares, the May 2024 FF Note and the May 2024 FF Warrants were released from escrow and issued as of May 16, 2024, and FirstFire paid $375,000, of which the Company received $336,500 in net proceeds after deductions of the placement agent’s fee of $26,250 and non-accountable expense allowance of $3,750, and FirstFire counsel’s fees of $8,500. The First May 2024 FF Warrant are classified as liabilities in accordance with ASC 815, Derivatives and Hedging, as they do not meet the "fixed-for-fixed" equity classification criterion. As a result, the warrants are recognized as derivative liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statement of operations. The fair value of the warrants at the issuance date was determined using the Black Scholes model.

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $323,942 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. As of December 31, 2024, the fair value of the warrant liability was $35,190.

On August 23, 2024, FirstFire converted $41,250 of the outstanding balance under the May 2024 FF Note into 2,865 shares of common stock at the FF Notes Fixed Conversion Price ($14.40 per share). On September 16, 2024, the Company made the first amortization payment required under the May 2024 FF Note of $56,715. On September 19, 2024, FirstFire effected two conversions of the May 2024 FF Note, which in aggregate converted the remaining balance of $355,785 under the May 2024 FF Note into 24,708 shares of common stock at the FF Notes Fixed Conversion Price.

FirstFire Convertible Note

On June 18, 2024, the Company entered into the Securities Purchase Agreement, dated as of June 18, 2024 (the “June 2024 FF Purchase Agreement”), between the Company and FirstFire, pursuant to which, as a private placement transaction, the Company was required to issue FirstFire a senior secured promissory note on June 18, 2024, in the principal amount of $198,611 (the “June 2024 FF Note” and together with the May 2024 FF Note, the “FF Notes”); 1,881 shares of common stock (the “June 2024 FF Commitment Shares”), as partial consideration for the purchase of the June 2024 FF Note; a warrant at an initial exercise price of $14.40 per share (the “First June 2024 FF Warrant”) for the purchase of up to 13,793 shares of common stock at an initial exercise price of $14.40 per share, as partial consideration for the purchase of the June 2024 FF Note; and a warrant (the “Second June 2024 FF Warrant” and together with the First June 2024 FF Warrant, the “June 2024 FF Warrants” and the June 2024 FF Warrants together with the May 2024 FF Warrants, the “FF Warrants”) for the purchase of up to 2,508 shares of common stock at an initial exercise price of $0.48 per share exercisable from the Second FF Warrants Trigger Date, that we issued to FirstFire as partial consideration for the purchase of the June 2024 FF Note.

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

The closing of the transaction contemplated by the June 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $175,000, was subject to certain conditions. On June 18, 2024, such conditions were met. As a result, the June 2024 FF Commitment Shares, the June 2024 FF Note and the June 2024 FF Warrants were issued as of June 18, 2024, and FirstFire paid $175,000, of which the Company received $154,500 in net proceeds after deductions of the placement agent’s fee of $12,250 and non-accountable expense allowance of $1,750, and FirstFire counsel’s fees of $6,500. The First June 2024 FF Warrant are classified as liabilities in accordance with ASC 815, Derivatives and Hedging, as they do not meet the "fixed-for-fixed" equity classification criterion. As a result, the warrants are recognized as derivative liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statement of operations. The fair value of the warrants at the issuance date was determined using the Black Scholes model.

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $148,264 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. As of December 31, 2024, the First June 2024 Warrants were exercised, and warrant liability was $0.

On September 19, 2024, FirstFire converted the entire balance under the June 2024 FF Note of $218,472 into 15,172 shares of common stock at the FF Notes Fixed Conversion Price ($14.40 per share).

DRCR Convertible Promissory Note

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

In addition, the October 2024 Note provides that at any time after an event of default, the holder of the October 2024 Note may convert the outstanding principal amount plus accrued and unpaid interest into shares of common stock at a conversion price of $14.40 per share, subject to adjustment for stock splits and similar transactions. The conversion right is subject to prior authorization (“Exchange Authorization”) of the NYSE American LLC (the “NYSE American”). The October 2024 Note will be amended to incorporate any modifications requested by the NYSE American in order to provide the Exchange Authorization.

The outstanding balance at December 31, 2024 is $150,000 plus interest of $12,226 for a total of $162,226.

Note 8 - Fair value of financial instruments

The determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability.

The carrying amount of the Company’s First May 2024 Warrants and First June 2024 Warrants approximates fair value as the warrants are marked to market (see Note 7). The Company used the option pricing model to value the Company’s derivative liability (see Note 7). The significant unobservable input used in the fair value measurement of the Company’s Level 3 liabilities is the volatility, which was developed using historical data with limited market data. A significant increase (decrease) in these inputs could result in a significantly higher (lower) fair value measurement.

There were no transfers between levels during the years ended December 31, 2024 and 2023.

The following table provides the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

		Year Ended December 31,
	Level	2024	2023
Warrant liability	3	35,190	-

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (level 3) and the related gains and losses recorded in the consolidated statements of operations and comprehensive loss during the period:

Derivative liability
Balance at December 31, 2023	$-
Fair value of warrant liability at issuance	472,206
Extinguishment of warrant liability upon exercise	(104,691)
Gain on change in fair value of warrant liability	(332,325)
Balance at December 31, 2024	$35,190

Note 9 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of December 31, 2024 and 2023, the unamortized balance was $0.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023 and ends on August 3, 2026. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. Lease expense for the years ended December 31, 2024 and 2023 was $84,619 and $163,022, respectively.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of December 31, 2024 and 2023, there were leases with an expected term greater than 12 months. The weighted average remaining lease term (in years) is 1.59 and the weighted average discount rate is 3.47%.

Total lease assets and liabilities were as follows:

	December 31,
	2024	2023

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(128,957)	(50,678)
Net operating lease right of use asset	$130,164	208,443
Current operating lease liability	$89,447	$83,736
Noncurrent operating lease liability	54,877	144,325
Total operating lease liability	$144,324	$228,061

Future minimum lease payments under non-cancelable leases as of December 31, 2024 were as follows:

Amount
Years ending December 31,
2025	$92,784
2026	55,358
Total future minimum lease payments	$148,142
Less: interest	3,818
Total lease liability	$144,324

Note 10 - Income Taxes

There was no current tax expense for the year ended December 31, 2024 and 2023. Deferred tax income was $(65,000) and $65,000 as of December 31, 2024 and 2023.

Deferred tax assets consist of the following components as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Deferred Tax Asset
Net operating loss carryforwards	$4,680,000	$3,240,000
Internally developed software / Intangibles	810,000	880,000
Furniture and fixtures	4,000	(1,000)
Charitable Contribution Carryforward	3,000	-
R&D Tax Credit Carryforwards	59,000	199,000
AZ Refundable R&D Tax Credit	-	65,000

Net deferred tax assets before valuation allowance	$5,556,000	$4,383,000

Less valuation allowance	(5,556,000)	(4,318,000)

Net deferred tax assets	$-	$65,000

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

As of December 31, 2024 and 2023, the Company had approximately $18,060,708 and $12,500,000, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of December 31, 2024 and 2023, the Company has approximately $59,000 and $264,000, respectively, of federal and state research and development credits. The 2023 Arizona research and development credit of $65,000 is refundable, and the remaining federal credit from 2023 will expire in 2043, 2022 will expire in 2042, and the 2021 credits expire in 2041.

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

On July 11, 2022, an Agreement and Plan of Merger was entered into between SDS LLC – AZ, SDSF LLC, SDSB LLC, and SDS Inc. – DE (the Merger Agreement). On such date, SDS Inc. – DE had 150,000,000 shares authorized. No shares were formally issued. On July 11, 2022, it was agreed that all previous members in SDS LLC - AZ owned 156,148  common shares of SDS Inc. – DE at the date of the merger.

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

Note 12 - Stockholder’s Deficit

Equity Incentive Plan

In August 2022, the Board of Directors adopted the Company’s 2022 Equity Incentive Plan (the “2022 Plan”), effective as of August 31, 2022. Awards that may be granted under the 2022 Plan include: (a) Incentive Stock Options, (b) Non-qualified Stock Options, (c) Stock Appreciation Rights, (d) Restricted Awards, (e) Performance Share Awards, and (f) Performance Compensation Awards. The persons eligible to receive Awards are the Employees, Consultants and Directors of the Company and its Affiliates and such other individuals designated by the Committee who are reasonably expected to become Employees, Consultants and Directors after the receipt of Awards. The purpose of the 2022 Plan is to attract and retain the types of Employees, Consultants and Directors who will contribute to the Company’s long-term success; (b) provide incentives that align the interests of Employees, Consultants and Directors with those of the stockholders of the Company; and (c) promote the success of the Company’s business. The 2022 Plan shall be administered by the Committee or, in the Board’s sole discretion, by the Board. Subject to the terms of the Plan and the provisions of Section 409A of the Code (if applicable), the Committee’s charter and Applicable Laws, and in addition to other express powers and authorization conferred by the Plan. The Board initially reserved 750,000 shares of common stock issuable upon the grant of awards. Stock options comprise all of the awards granted since the 2022 Plan’s inception.  On February 27, 2024, the stockholders of the Company and the board approved an amendment to the Plan to increase the number of authorized shares of common stock available for issuance under the Plan from 750,000 shares of common stock to 2,250,000 shares of common stock. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 4,500,000 shares of common stock. As a result of the reverse stock split that occurred on November 16, 2024, the number of shares of common stock reserved for issuance under the plan is 93,750.

As of December 31, 2023, there were 188 shares available for grant under the 2022 Plan and the Company had granted 1,875 restricted stock awards and stock options to purchase 13,563 shares of common stock. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms.

As of December 31, 2024, there were 15,408 shares available for grant under the 2022 Plan and the Company had granted 72,318 restricted stock awards and stock options to purchase 6,024 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

Initial Public Offering and Underwriting Agreement

On November 13, 2023, we entered into an Underwriting Agreement (the “Underwriting Agreement”), with Boustead Securities, LLC, a registered broker-dealer (“Boustead”), as representative of the underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of 25,000 shares of common stock (the “IPO Shares”). Pursuant to the Underwriting Agreement, in exchange for Boustead’s firm commitment to purchase the IPO Shares, the Company agreed to sell the IPO Shares to Boustead at a purchase price (the “IPO Price”) of $4.65 (93% of the public offering price per share of $5.00, after deducting underwriting discounts and commissions and before deducting a 1% non-accountable expense allowance), and one or more warrants to purchase 7% of the aggregate number of the IPO Shares, at an exercise price equal to $6.75, equal to 135% of the public offering price, subject to adjustment (“Representative’s Warrant(s)”).

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.0001 par value common stock as of December 31, 2024 and 2023, respectively. The Company has 909,232 and 276,013 shares issued and outstanding as of December 31, 2024 and 2023, respectively.

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.0001 per share, with no shares of preferred stock outstanding as of December 31, 2024 and December 31, 2023. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

Reverse Stock Split

On April 14, 2023 (the “Effective Date”), the Company filed a Certificate of Amendment with the Secretary of State of the State of Delaware. Upon the filing and effectiveness, April 14, 2023,  pursuant to the Delaware General Corporation Law of this Certificate of Amendment to the Certificate of Incorporation of the Corporation, each five (5) shares of Common Stock issued and outstanding immediately prior to the Effective Date shall, automatically and without any action on the part of the respective holder thereof, be combined and converted into one (1) share of Common Stock (the “2023 Reverse Stock Split”).

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

On November 14, 2024 (the “Effective Date”), the Company filed a Certificate of Amendment with the Secretary of State of Delaware. Upon the filing and effectiveness, November 16, 2024, pursuant to the Delaware General Corporation Law of this Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of the Corporation, each forty-eight (48) shares of Common Stock issued and outstanding immediately prior to the Reverse Stock Split Effective Time shall, automatically and without any action on the part of the respective holders thereof, be combined and converted into one (1) share of Common Stock (the “2024 Reverse Stock Split”).

The Certificate of Amendment effected a 1-for-48 Reverse Stock Split on the Effective Date and was approved by shareholders on October 10, 2024, and the Board of Directors on November 5, 2024. Accordingly, all share and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect this reverse stock split.

Stock Repurchase and Retirement

On March 31, 2023, under the terms of a Repurchase and Resignation Agreement, dated March 21, 2023, the Company paid an aggregate purchase price of $800,000 for the repurchase (the “Repurchase”) of 12,500 shares of common stock from Dennis Gile, the largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company, at approximately $63.84 per share.

Share-Based Payment Valuation

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

The following table summarizes stock option activity for the year ended December 31, 2024:

		Weighted
		Average	Intrinsic
	Options	Exercise Price	Value

Outstanding at December 31, 2022	5,355	$148.80
Granted	11,600	119.56
Exercised	-	-
Forfeited or expired	(3,392)	140.16
Outstanding at December 31, 2023	13,563	125.76
Granted	-	-
Exercised	-	-
Forfeited or expired	(7,539)	123.14

Outstanding at December 31, 2024	6,024	129.88	$0

Exercisable at December 31, 2024	4,652	111.83	$0

The following table summarizes restricted stock award activity for the year ended December 31, 2024:

	Restricted Stock	Weighted Average Grant Date
	Awards	Fair Value
Outstanding non-vested, beginning of year	938	$82.56
Granted	88,582	16.37
Vested	(76,315)	15.33
Cancelled	(3,145)	16.51
Outstanding non-vested, end of year	10,060	$22.70

The following table presents, on a weighted average basis, the assumptions used in the Black-Scholes option-pricing model to determine the grant-date fair value of stock options granted. No stock options were exercised during the current year and thus, only continued vesting of awards granted in the prior year are reflective of the below assumptions:

Year Ended
December 31,
2023
Risk-free interest rate	3.53%
Expected term (in years)	4.80
Expected volatility	50%
Expected dividend yield	$-

The total grant-date fair value of the restricted stock granted during the year ended December 31, 2024, was $1,449,888. Stock-based compensation expense of $1,396,483 was recognized for the year ended December 31, 2024 in connection with share-based payment awards. Total unrecognized compensation cost related to non-vested stock option awards amounted to $488,037 as of December 31, 2024.

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

Under the subscription agreements with the investors in the first of these two private placements, the Company was required to use the first $450,000 of the net proceeds from the private placement to expand its current operations, including its technology and intellectual property portfolio, and to fund the costs of its initial public offering. The Company was required to use the next $800,000 of the net proceeds from the private placement to repurchase up to 12,500 shares of common stock that were held by Dennis Gile, our largest stockholder and a former officer and director of the Company, at a price equal to approximately $63.84 per share. The repurchase was required to be consummated only to the extent that it does not impair the Company’s capital within the meaning of Section 160 of the DGCL or the Company’s ability to pay down its debts as they become due. The Company was required to enter into an agreement with Mr. Gile providing that Mr. Gile will use the proceeds of the repurchase to settle an existing lawsuit filed against Mr. Gile by John Dorsey, a former officer and director of the Company, subject to a full release of Mr. Gile and the Company, and that Mr. Gile will resign from the board of directors of the Company and from any officer position with the Company upon the repurchase. The Company was required to use any remaining net proceeds from the private placement, which consisted of $250,000 less placement agent fees and expenses, for working capital and other general corporate purposes. Subsequently, the Company used the net proceeds as required.

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

As of December 31, 2024, the Company had paid the Second Midwestern Release Tranche in full.

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

Note 14 - Related Party Transactions

On April 10, 2023, the Company issued Richard Symington, the Company’s President, Chief Technology Officer, Chief Marketing Officer, and director, an 8% unsecured promissory note in the amount of $250,000 and a warrant to purchase 2,084 shares of common stock at an exercise price of $120 per share in a private placement. The promissory note bears interest at 8% annually and will mature on the earlier to occur of March 17, 2025 or a Liquidity Event. On November 16, 2023, in connection with the closing of the Company’s initial public offering and listing of the common stock on the NYSE American, Mr. Symington’s warrant was automatically exercised to purchase a total of 2,084 shares of common stock for $120 per share, and the principal balance under the promissory notes became immediately due and was deemed repaid in the amount of the aggregate exercise price for the automatic exercise of the unexercised portion of the warrant. The shares of common stock issued upon automatic exercise of the warrants were registered for resale upon issuance pursuant to the IPO Registration Statement. A total of $0 and $11,836 in accrued unpaid interest was due and payable on the promissory note as of December 31, 2024 and 2023, respectively. Mr. Symington resigned from all positions held with the company effective February 22, 2024.

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

September 2023 Daniel Nelson Promissory Note

On September 20, 2023, a promissory note was issued to Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, in the principal amount of $14,000 (the “September 2023 Daniel Nelson Promissory Note”). The note was non-interest bearing and had no fixed maturity date. The Company repaid $10,470 of the note on December 29, 2023. The outstanding balance of $3,530 was outstanding as of December 31, 2024 and was fully repaid on March 7, 2025.

April 2024 Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest will become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty. The promissory note was fully repaid on January 13, 2025.

September 2024 Promissory Note

On September 16, 2024, the Company issued a promissory note to Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, dated September 16, 2024, in the principal amount of $100,000 (the “September 2024 Note”). The September 2024 Note permits Mr. Nelson to make additional advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note will accrue interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 will accrue as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest will become payable on the earlier of December 16, 2024 or upon the Company receiving any funding of $1,000,000 (the “September 2024 Note Maturity Date”). The Company is required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date. The Company may prepay the principal, any advances, and any interest then due without penalty. The promissory note was fully repaid on January 8, 2025.

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

On March 12, 2024, the Compensation Committee granted an award of 1,875 shares of restricted common stock to Mr. Smith, which vested as to 469 shares upon grant and vests as to the remaining 1,407 shares in eight approximately equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

Employment Agreement with Jeffry Hecklinski

On April 9, 2024, the Compensation Committee approved an Executive Employment Agreement with Jeffry Hecklinski, the President of the Company, which was dated and entered into by the Company and Mr. Hecklinski on the same date (the “Hecklinski Employment Agreement”). Prior to April 9, 2024, Mr. Hecklinski was employed as the Company’s General Manager under an employment offer letter, dated March 7, 2023, between Mr. Hecklinski and the Company (the “Former Hecklinski Employment Agreement”). Mr. Hecklinski’s annual base salary was $200,000. Pursuant to the Former Hecklinski Employment Agreement, on March 14, 2023, Mr. Hecklinski was granted a stock option pursuant to the Signing Day Sports, Inc. 2022 Equity Incentive Plan and execution of a Stock Option Agreement. The stock option provides Mr. Hecklinski the right to purchase 834 shares of common stock of the Company at an exercise price of $148.80 per share. The option was vested and exercisable as to 209 shares immediately upon the date of grant, vested as to 157 shares on the one-year anniversary of the date of grant, and vests as to 14 shares at the end of each of the following 36 calendar months. Mr. Hecklinski was eligible to participate in standard benefits plans of the Company, including medical, dental and life insurance options, and was entitled to ten public holidays, ten vacation days, and five sick days per year, subject to the Company’s leave policies. Mr. Hecklinski’s employment was at-will.

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

On March 12, 2024, the Compensation Committee granted an award of 2,500 shares of restricted common stock to Mr. Hecklinski, which vested as to 625 shares upon grant and vests as to the remaining 1,875 shares in eight equal quarterly increments over the two years following the grant date. The grant is subject to the Company’s standard form of restricted stock award agreement under the Plan.

Repayment of Related-Party Promissory Notes

The following promissory notes held by related parties were fully repaid during 2023, as follows:

●	On October 10, 2023, the outstanding balance of $37,635 was fully repaid under a promissory note issued on July 11, 2022 with principal of $35,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	On October 10, 2023, the outstanding balance of $97,670 was fully repaid under a promissory note issued on March 8, 2023 with principal of $95,000 to Nelson Financial Services Inc., whose sole owner is Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	On November 22, 2023, the outstanding balance of $40,000 was fully repaid under a promissory note issued on January 12, 2023 to John Dorsey, a former Chief Executive Officer and director of the Company.

●	On November 22, 2023, the outstanding balance of $130,000 was fully repaid under a promissory note issued on July 23, 2023 with principal of $130,000, incurring interest at 6%, held by Daniel Nelson, Chief Executive Officer, Chairman and director of the Company. Mr. Nelson waived all interest owed under the promissory note.

●	On November 22, 2023, the outstanding balance of $10,238 was fully repaid under a promissory note issued on March 17, 2023 with principal of $10,000, incurring interest at 6%, to Daniel Nelson, Chief Executive Officer, Chairman and director of the Company.

●	A promissory note issued on July 11, 2022 with principal of $35,000, incurring interest at 6%, to Dennis Gile, the largest stockholder and a former Chief Executive Officer, President, Secretary, Chairman, and director of the Company. Due to a subsequent issuance of debt convertible into equity on August 8, 2022, in accordance with the terms of the note, the maturity date of the promissory note was accelerated to August 8, 2022. Repayment was not made within ten days of that date. The promissory note provides that default interest under the promissory note accrues at the lesser of 12% or the maximum permitted by law until the default is cured. The promissory note was repaid on April 6, 2023 with accrued interest not including default interest. Mr. Gile did not demand repayment or exercise any remedies under the promissory note prior to such repayment and has not indicated any intent to do so.

Note 15 - Segment Information

The Company has one reportable segment. The Company's chief operating decision maker ("CODM") is the executive team, including the chief executive officer, chief financial officer, chief operating officer, and president. The Company’s CODM reviews gross profit and net cash used in operating activities to evaluate profitability and make strategic decisions. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between advertising and marketing and general and administrative expenses. Refer to the Statements of Operations for financial information with respect to the Company’s single operating segment for the years ended December 31, 2024 and 2023.

Note 16 - Subsequent Events

Stock Purchase Agreement with Dear Cashmere Group Holding Company; Termination

On January 28, 2025, the Company entered into a Stock Purchase Agreement (the “DRCR Purchase Agreement”), dated as of January 28, 2025 (the “Effective Date”), by and among the Company, Dear Cashmere Group Holding Company, a Nevada corporation (“DRCR”), James Gibbons (“Gibbons”), and Nicholas Link (together with Gibbons, the “Sellers”). The DRCR Purchase Agreement provided that, subject to the satisfaction or waiver of the conditions set forth in the DRCR Purchase Agreement, the Company will consummate the transactions (the “Transactions”) contemplated by the DRCR Purchase Agreement at the date (the “Closing Date”) of the closing of the Transactions (the “Closing”). The Transactions were contemplated to include (a) the Company’s issuance to the Sellers of (i) shares of common stock constituting 19.99% of its outstanding shares of common stock; and (ii) an aggregate of 19,782.720 shares of a Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company, which would automatically convert, upon and subject to certain conditions, into 19,782,720 shares of common stock; and (b) the Sellers’ sale and transfer to the Company of the number of shares of common stock and preferred stock of DRCR that represent in the aggregate 99.13% of the issued and outstanding capital stock and aggregate voting power of DRCR.

On March 4, 2025, the Company exercised the Termination Right and delivered a notice of such exercise to DRCR and the Sellers terminating the DRCR Purchase Agreement, effective as of March 4, 2025. The Company’s notice stated that the Company, in consultation with its legal counsel, had determined that the parties to the DRCR Purchase Agreement would not be able to satisfy or waive the Nasdaq Listing Requirement within the foreseeable future, and that the termination was effected in consequence of this determination.

2024 Sponsorship Agreement for The U.S. Army Bowl

On January 30, 2025, the Company entered into a Sponsorship Agreement, dated as of January 30, 2025 (the “2024 Sponsorship Agreement”), between Goat Garm Sports, LLC, a New Jersey limited liability company (“GFS”) and the Company. The 2024 Sponsorship Agreement provides that GFS is the producer of the annual football event referenced as the U.S. Army Bowl, the All-American Bowl, and/or the Military Appreciation Bowl (the “Bowl”), along with a branded national combine event (the “National Combine”), the events known as “Bowl Week” (“Bowl Week”), and other football events including regional football combine events and academies throughout each year from 2024 through 2026 (the “Bowl Events”). Under the 2024 Sponsorship Agreement, the Company will be the exclusive National Recruiting Partner to the Bowl and the Events for the years 2024, 2025, and 2026.

The Sponsorship Agreement provides that the Company will make payments totaling $450,000 to support the Events, by making a payment (“Sponsorship Payment”) of $150,000 on or before each of January 30, 2025, January 1, 2026, and December 31, 2026. The Company may also sponsor the Ladies Ball basketball series if it elects, subject to separate agreement and payment of $7,500 to GFS by October 1, 2025. If the Company declines to sponsor such event, GFS may sell the recruiting category to another party.

January 29, 2025 Voluntary Temporary Offer of Reduced Exercise Price of Warrants Issued to FirstFire Global Opportunities Fund, LLC

On January 29, 2025, the Company delivered a letter (the “January 2025 Reduced Exercise Price Offer”) to FirstFire containing an offer to voluntarily temporarily reduce the Exercise Price from the current applicable exercise price of $14.40 per share to $1.25 per share (the “January 2025 Reduced Exercise Price”). On the same date, FirstFire accepted and executed the January 2025 Reduced Exercise Price Offer. The January 2025 Reduced Exercise Price Offer is subject to certain terms and conditions, including the following: (i) The First May 2024 FF Warrant could only be exercised at the January 2025 Reduced Exercise Price on or prior to February 12, 2025; (ii) no adjustment to the number of shares issuable upon exercise of the First May 2024 FF Warrant will occur as a result of the January 2025 Reduced Exercise Price Offer or any exercise of the First May 2024 FF Warrant according to its terms; (iii) the January 2025 Reduced Exercise Price Offer had no effect on the terms and conditions of the Redemption Agreement, dated as of August 12, 2024, between the Company and FirstFire (the “Redemption Agreement”), such that any exercise of the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price would reduce the Redemption Price (as defined by the Redemption Agreement) for the remaining unexercised portion of the First May 2024 FF Warrant by the same amount as would apply to an exercise of the First May 2024 FF Warrant at the initial Exercise Price of $14.40 per share; (iv) the January 2025 Reduced Exercise Price Offer was conditioned on its approval by the Board of Directors of the Company; and (v) any anti-dilution rights under or applicable to the First May 2024 FF Warrant with respect to any “at the market offering” (as defined under Rule 415(a)(4) under the Securities Act), including, but not limited to, any such rights that may be provided for under Section 2 of the First May 2024 FF Warrant, were permanently waived.

Exercise to Purchase Remaining Shares under First May 2024 FF Warrant

On January 30, 2025, the First May 2024 FF Warrant was exercised to purchase all of the remaining 18,646 shares of common stock underlying the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price pursuant to the January 2025 Reduced Exercise Price Offer.

Repayment of Daniel Nelson Promissory Notes

In January 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $437,406 under the 2024 Daniel Nelson Promissory Notes (as defined in Note 7). In March 2025, the Company made full payment of the balance of all principal in the amount of $3,530 under the 2023 Daniel Nelson Promissory Note (as defined in Note 14).

We have evaluated subsequent events through April 10, 2025, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2025	Signing Day Sports, Inc.

/s/ Daniel Nelson
	Name:	Daniel Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Daniel Nelson	Chief Executive Officer (principal executive officer),	April 11, 2025
Daniel Nelson	Chairman, and Director

/s/ Damon Rich	Chief Financial Officer (principal financial officer and	April 11, 2025
Damon Rich	principal accounting officer)

/s/ Jeffry Hecklinski	President and Director	April 11, 2025
Jeffry Hecklinski

/s/ Greg Economou	Director	April 11, 2025
Greg Economou

/s/ Roger Mason Jr.	Director	April 11, 2025
Roger Mason Jr.

/s/ Peter Borish	Director	April 11, 2025
Peter Borish