Form 10-Q
period 2025-03-31
Signing Day Sports, Inc.
filed 2025-05-15
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 14, 2025, there were a total of 3,622,693 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.

Balance Sheets

	March 31,
	2025	December 31,
	(Unaudited)	2024

ASSETS

Current assets
Cash and cash equivalents	$487,384	$181,271
Accounts receivable	28,607	75,168
Prepaid expense	112,503	23,554

Total current assets	628,494	279,993

Property and equipment, net	11,636	12,708
Internally developed software, net	608,527	660,485
Operating lease right of use asset, net	110,133	130,164
Intangible assets, net	5,500	7,333
Other assets	34,232	24,000

Total assets	$1,398,522	$1,114,683

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,503,878	$2,251,307
Accrued liabilities	281,408	456,290
Deferred revenue	2,329	2,416
Current operating lease right of use liability	90,914	89,447
Warrant Liability	-	35,190
Loans payable	-	431,030

Total current liabilities	1,878,529	3,265,680

Non-current liabilities
Noncurrent operating lease liability	31,795	54,877

Total liabilities	$1,910,324	$3,320,557

Stockholders’ equity (deficit)
Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 1,988,576 and 909,232 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	200	92
Preferred Stock: 15,000,000 authorized shares, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	26,015,891	23,478,933
Subscription receivable	(11)	(11)
Accumulated deficit	(26,527,882)	(25,684,888)

Total stockholders’ equity (deficit)	(511,802)	(2,205,874)

Total liabilities and stockholders’ equity (deficit)	1,398,522	$1,114,683

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Revenues, net	$148,358	$234,627
Cost of revenues	14,301	69,034

Gross profit	134,057	165,593

Operating cost and expenses
Advertising and marketing	536	92,725
General and administrative	969,869	2,042,969

Total operating expenses	970,405	2,135,694

Net loss from operations	(836,348)	(1,970,101)

Other income (expense)
Interest expense	(20,994)	(38,073)
Interest income	3,584	-
Deferred tax income, net	-	16,000
Change in fair value of derivative and gain on warrant exercise	10,764
Other income (expense), net	-	(505,712)
Total other income (expense)	(6,646)	(527,785)

Net loss	$(842,994)	$(2,497,886)

Weighted average common shares outstanding - basic	1,893,127	320,491
Weighted average common shares outstanding - diluted	1,923,308	320,491

Net loss per common share - basic	(0.45)	(7.79)
Net loss per common share - diluted	(0.44)	(7.79)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

			Additional		Accumulated	Total
	Common Stock		Paid-in	Subscription	Equity	Stockholders’
	Shares	Amount	Capital	Receivable	(Deficit)	Equity

Balance at December 31, 2024	909,232	$92	$23,478,933	$(11)	$(25,684,888)	$(2,205,874)

ATM Agreement Issuance	1,060,698	106	2,489,226	-	-	2,489,332

FirstFire Warrants Exercised	18,646	2	47,732			47,734

Net loss	-	-	-	-	(842,994)	(842,994)

Balance at March 31, 2025	1,988,576	$200	$26,015,891	$(11)	$(26,527,882)	$(511,802)

						Total
			Additional			Stockholders’
	Common Stock		Paid-in	Subscription	Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)

Balance at December 31, 2023	276,013	$29	$18,703,049	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	27,296	3	427,889	-	-	427,892

Issuance of commitment fee pursuant to equity line of credit	14,798	1	505,359	-	-	505,360

Issuance of common stock pursuant to equity line of credit	2,384	1	50,625	-	-	50,626

Net loss	-	-	-	-	(2,497,886)	(2,497,886)

March 31, 2024	320,491	$34	$19,686,922	$(11)	$(19,456,822)	$230,123

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024

Cash flows from operating activities
Net loss	$(842,994)	$(2,497,886)
Adjustments to reconcile net income to net cash used in operating activities:		-
Depreciation and amortization	54,863	56,851
Gain on change in fair value of warrants	(10,764)	-
Stock-based compensation	-	427,892
(Increase) decrease in assets:
Accounts receivable	46,560	(57,717)
Prepaid and other assets	(99,179)	(85,133)
Operating lease right of use asset	20,031	19,299
Deferred tax asset	-	(16,000)
Increase (decrease) in liabilities:
Accounts payable	(747,429)	443,464
Accrued liabilities	(174,882)	(173,521)
Deferred revenue	(88)	55,696
Deferred rent	-	-
Lease liabilities	(21,615)	(20,221)
Net cash used in operating activities	(1,775,497)	(1,847,276)

Cash flows from investing activities
Proceeds from investments	-	(27,572)
Purchase of property and equipment	-	(4,777)

Net cash used in investing activities	-	(32,349)

Cash flows from financing activities
Proceeds from revolving line of credit	-	459,875
Payments on debt borrowings	(431,030)	-
Proceeds from issuance of common stock pursuant to equity line of credit	-	50,626
Payment of commitment fee for equity line of credit by issuance of common stock	-	505,360
Proceeds from the issuance of common stock pursuant to ATM agreement	2,489,332	-
Proceeds from exercise of warrants	23,308	-
Net cash provided by financing activities	2,081,610	1,015,861

Net increase (decrease) in cash and cash equivalents	306,113	(863,764)

Cash and cash equivalents, beginning of period	181,271	1,123,529

Cash and cash equivalents, end of period	$487,384	$259,765

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

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $.843 million and $2.498 million for the three months ended March 31, 2025 and 2024, respectively. We had cash used in operating activities of approximately $1.775 million and $1.847 million for the three months ended March 31, 2025 and 2024, respectively, and an accumulated deficit of approximately $26.5 million and $25.7 million as of March 31, 2025 and December 31, 2024, respectively. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

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

The Company did not have any certificates of deposit as of March 31, 2025 and December 31, 2024.

Accounts Receivable and Allowance for Credit Losses

Accounts Receivable are recorded at the invoiced amount. The Company may maintain an allowance for credit losses which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded if the Company believes a customer may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history of the customer, the related aging of past due balances, projections of credit losses based on past events or historical trends, and the consideration of forecasts of future economic conditions. Allowance for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. There were $28,607 and $75,168 of open receivables at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025 and December 31, 2024, the Company believes the accounts receivable are fully collectable and thus there was no allowance for credit losses established.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at March 31, 2025 and December 31, 2024.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three months ended March 31, 2025 and 2024, the Company did not have an impairment charge.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and short-term investments consisting of CDs. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of March 31, 2025 and December 31, 2024. The company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of March 31, 2025 and December 31, 2024 the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of March 31, 2025, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

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

Debt Issuance Costs

Debt issuance costs are amortized over the period the related obligation is outstanding using the straight-line method. The straight-line method is a reasonable estimate of the effective interest method due to the relatively short maturities of the related debt. Debt issuance costs are included within long-term debt on the balance sheet. Amortization of debt issuance costs is included in interest expense in the accompanying financial statements. As of March 31, 2025 and December 31, 2024, unamortized debt issuance costs are $0.

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $536 for the three months ended March 31, 2025 and $92,725 for the three months ended March 31, 2024. Advertising costs are included in advertising and marketing expenses in the Statements of Operations.

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

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As of March 31, 2025, 6,024 stock options and 20,306 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive. As of March 31, 2024, 8,754 stock options and 17,813 warrants were excluded from dilutive earnings per share as their effects were anti-dilutive.

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(842,994)	$(2,497,886)

Denominator:
Weighted-average common shares outstanding - basic	1,893,127	320,491
Effect of potentially dilutive securities:
Restricted Stock Awards	30,181	-
Weighted-average common shares outstanding - diluted	1,923,308	320,491

Net loss per share - basic	$(0.45)	(7.79)
Net loss per share - diluted	$(0.44)	(7.79)

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended March 31,
	2025	2024
Stock options	6,024	8,754
Warrants	20,306	17,813

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting, and other third-party fees that are directly related to the Company’s equity financings, including the IPO, until such financings are consummated. After consummation of an equity financing, these costs are then recorded as a reduction of the proceeds received as a result of the financing. Should a planned equity financing be abandoned, terminated, or significantly delayed, the deferred offering costs would be immediately written off to operating expenses. Upon the closing of the IPO in November 2023, all deferred offering costs in the accompanying balance sheets were reclassified from prepaid expenses and other current assets and recorded against the IPO proceeds as a reduction to additional paid-in capital. There were no deferred offering costs capitalized as of March 31, 2025 and December 31, 2024.

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

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. The Company adopted ASU 2020-06 on January 1, 2024 and accounts for its convertible debt that does not meet the criteria for equity treatment in accordance with ASU 2020-06. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 7 for information regarding convertible debt.

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

New Accounting Pronouncements

The Company has reviewed recently issued accounting pronouncements and plans to adopt those that are applicable to it which are listed below:

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. For public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2024. The amendments in this update should be applied on a prospective basis and retrospective application is permitted. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements - Amendments to Remove References to the Concepts Statements”. This ASU contains amendments to the Codification that remove references to various FASB Concepts Statements. The effort facilitates Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to wording or the structure of guidance, and other minor improvements. This ASU will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its financial statements and disclosures.

On November 4, 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” that improves financial reporting by requiring public companies to disclose additional information about certain expenses in the notes to the financial statements. The amendments in the ASU are effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2023-07 and intends to adopt and report on this topic as required by this ASU.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on reported results of operations.

Note 2 - Revenue

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Three Months Ended March 31,
	2025	2024
Revenue recognized over time	$148,358	$234,627
Revenue recognized at a point in time	-	-
Total revenue from contracts with customers	$148,358	$234,627

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	March 31,	December 31,
	2025	2024
Contract liabilities (deferred revenue)	$2,329	$2,416

	For the Three Months Ended March 31,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liabilities at the beginning of the period	$2,416	$4,282

The Company recognized revenue of $2,416 and $4,282 for the three months ended March 31, 2025 and March 31, 2024 that was included in the deferred revenue balance as of December 31, 2024 and December 31, 2023, respectively. The Company expects to recognize the December 31, 2024 balance fully in the year ending December 31, 2025.

Revenue Concentration

Apple

For the three months ended March 31, 2025, 1,763 Apple units sold accounted for approximately 26% of the total revenue recorded. For the three months ended March 31, 2024, 2,125 Apple units sold accounted for approximately 20% of the total revenue recorded.

Shopify

For the three months ended March 31, 2025, 906 Shopify units sold accounted for approximately  74% of the total revenue recorded. For the three months ended March 31, 2024, 1,541 Shopify units sold accounted for approximately 67% of the total revenue recorded.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	March 31, 2025	December 31, 2024
Office Furniture	$21,430	$21,430
Less: accumulated depreciation	(9,794)	(8,722)
Property and equipment, net	$11,636	$12,708

Depreciation expense of property and equipment was $1,072 and $283 for the three months ended March 31, 2025 and 2024, respectively.

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

		Accumulated
	Cost Basis	Amortization	Impairment	Net
	March 31, 2025
Internally developed software	$1,039,151	$(430,624)	$-	$608,527

December 31, 2024
Internally developed software	$1,039,151	$(378,666)	$-	$660,485

Amortization expense for the three months ended March 31, 2025 and 2024 was $51,958 and $53,176, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	March 31, 2025
Intellectual property	$22,000	$(16,500)	$5,500
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(35,200)	$5,500

	December 31, 2024
Intellectual property	$22,000	(14,667)	$7,333
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(33,367)	$7,333

Amortization expense for the three months ended March 31, 2025 and March 2024 was $1,833 and $3,392, respectively.

Estimated amortization for intangible assets with definitive lives for the remaining nine months of 2025 is as follows:

Amount
Years ending December 31,
2025 (remaining nine months)	5,500
Total	$5,500

Note 6 - Accrued Liabilities

	March 31, 2025	December 31, 2024
Accrued Expenses	$-	$14,583
Accrued Payroll	179,940	179,940
Accrued Interest	101,468	261,767
Total Accrued Expenses	$281,408	$456,290

Note 7 - Notes Payable

The Company’s notes payable consists of the following:

	March 31, 2025	December 31, 2024
Daniel Nelson Promissory Notes	$-	$281,030

October 2024 Note	-	150,000
	$-	$431,030

Less unamortized debt issuance costs	-	-

Debt, less unamortized debt issuance costs	$-	$431,030

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

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 19,584 shares of common stock at an exercise price of $120 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. The outstanding accrued interest balance under these promissory notes was $101,468 as of March 31, 2025.

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

On December 11, 2023, the Company entered into a Revolving Line of Credit with Commerce Bank of Arizona secured with a 12-month certificate of deposit of $2,000,000 at the CD market rate plus 2.00%. The Company paid loan origination and other fees totaling $5,500 and Commerce Bank of Arizona immediately disbursed $334,625 of the funds in connection with this revolving line of credit for crediting the full prepayment of the balance in that amount outstanding in connection with a separate $350,000 revolving line of credit with CBAZ. The principal balance under the revolving line of credit bears interest at a fixed rate per annum of 7.21% per annum, and matured on December 11, 2024. The outstanding balance under this revolving line of credit was $0 as of March 31, 2025 and December 31, 2024.

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

The outstanding balance at December 31, 2024 was $281,030 plus interest of $148,073 for a total of $429,103. In January 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $437,406 under the 2024 Daniel Nelson Promissory Notes (as defined in Note 7). In March 2025, the Company made full payment of the balance of all principal in the amount of $3,530 under the 2023 Daniel Nelson Promissory Note (as defined in Note 14). The outstanding balance at March 31, 2025 was $0.

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

The closing of the initial transaction contemplated by the May 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $375,000, was subject to certain conditions. On May 20, 2024, such conditions were met. As a result, the May 2024 FF Commitment Shares, the May 2024 FF Note and the May 2024 FF Warrants were released from escrow and issued as of May 16, 2024, and FirstFire paid $375,000, of which the Company received $336,500 in net proceeds after deductions of the placement agent’s fee of $26,250 and non-accountable expense allowance of $3,750, and FirstFire counsel’s fees of $8,500. The First May 2024 FF Warrant are classified as liabilities in accordance with ASC 815, Derivatives and Hedging, as they do not meet the “fixed-for-fixed” equity classification criterion. As a result, the warrants are recognized as derivative liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statement of operations. The fair value of the warrants at the issuance date was determined using the Black Scholes model.

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

On July 26, 2024, the Company fully repaid the Second CBAZ Promissory Note. The certificate of deposit account underlying the CBAZ Collateral was closed and redeemed with an early withdrawal penalty of $54,747 and the CBAZ Assignment of Deposit and the Second CBAZ Loan Agreement are no longer in effect.

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

The closing of the transaction contemplated by the June 2024 FF Purchase Agreement, including FirstFire’s payment of the purchase price of $175,000, was subject to certain conditions. On June 18, 2024, such conditions were met. As a result, the June 2024 FF Commitment Shares, the June 2024 FF Note and the June 2024 FF Warrants were issued as of June 18, 2024, and FirstFire paid $175,000, of which the Company received $154,500 in net proceeds after deductions of the placement agent’s fee of $12,250 and non-accountable expense allowance of $1,750, and FirstFire counsel’s fees of $6,500. The First June 2024 FF Warrant are classified as liabilities in accordance with ASC 815, Derivatives and Hedging, as they do not meet the “fixed-for-fixed” equity classification criterion. As a result, the warrants are recognized as derivative liabilities and are remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statement of operations. The fair value of the warrants at the issuance date was determined using the Black Scholes model.

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $148,264 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. As of December 31, 2024 the First June 2024 Warrants were exercised, and warrant liability was $0.

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

Exercise to Purchase Remaining Shares under First May 2024 FF Warrant

On January 30, 2025, the First May 2024 FF Warrant was exercised to purchase all of the remaining 18,646 shares of common stock underlying the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price pursuant to the January 2025 Reduced Exercise Price Offer. The Company received proceeds of $23,308 and as of March 31, 2025, the fair value of the warrant liability was $0.

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

The outstanding balance at March 31, 2025 is $0. The outstanding balance at December 31, 2024 was $150,000 plus interest of $12,226 for a total of $162,226.

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

There were no transfers between levels during the three months ended March 31, 2025.

The following table provides the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

	Level	March 31, 2025	December 31, 2024
Warrant liability	3	-	35,190

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (level 3) and the related gains and losses recorded in the consolidated statements of operations and comprehensive loss during the period:

Derivative liability
Balance at December 31, 2024	$35,190
Extinguishment of warrant liability upon exercise	(24,426)
Gain on change in fair value of warrant liability	(10,764)
Balance at March 31, 2025	$-

Note 9 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of March 31, 2025 and December 31, 2024, the unamortized balance was $0.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023 and ends on August 3, 2026. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. Lease expense for the three months ended March 31, 2025 and 2024 was $21,155.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of March 31, 2025 and December 31, 2024, there were leases with an expected term greater than 12 months. The weighted average remaining lease term (in years) is 1.26 and the weighted average discount rate is 3.47%.

Total lease assets and liabilities were as follows:

	March 31, 2025	December 31, 2024

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(148,988)	(128,957)
Net operating lease right of use asset	$110,133	130,164
Current operating lease liability	$90,914	$89,447
Noncurrent operating lease liability	31,795	54,877
Total operating lease liability	$122,709	$144,324

Future minimum lease payments under non-cancelable leases as of March 31, 2025 were as follows:

Amount
Years ending December 31,
2025 (remaining nine months)	$70,044
2026	55,358
Total future minimum lease payments	$125,402
Less: interest	2,693
Total lease liability	$122,709

Note 10 - Income Taxes

There was no deferred tax income and no current tax expense for the three months ended March, 31, 2025. Deferred tax income was $16,000 for the three months ended March 31, 2024.

Deferred tax assets consist of the following components as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Deferred Tax Asset
Net operating loss carryforwards	$4,890,000	$4,680,000
Internally developed software / Intangibles	820,000	810,000
Furniture and fixtures	(3,000)	4,000
Charitable Contribution Carryforward	3,000	3,000
R&D Tax Credit Carryforwards	59,000	59,000
AZ Refundable R&D Tax Credit	-	-

Net deferred tax assets before valuation allowance	$5,769,000	$5,556,000

Less valuation allowance	(5,769,000)	(5,556,000)

Net deferred tax assets	$-	$-

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

As of March 31, 2025 and December 31, 2024, the Company had approximately $18,899,024 and $18,060,708, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of March 31, 2025 and December 31, 2024, the Company has approximately $59,000 of federal and state research and development credits. The remaining federal credit from 2023 will expire in 2043, 2022 will expire in 2042, and the 2021 credits expire in 2041.

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

As of March 31, 2025, there were 15,408 shares available for grant under the 2022 Plan and the Company had granted 72,318 restricted stock awards and stock options to purchase 6,024 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

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

On November 14, 2023, the IPO Shares were listed and commenced trading on NYSE American LLC (“NYSE American”).

Common Stock

The Company is authorized to issue 150,000,000 shares of $0.0001 par value common stock as of March 31, 2025 and December 31, 2024, respectively. The Company has 1,988,576 and 909,232 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively.

Preferred Stock

The Company is authorized to issue up to 15,000,000 shares of preferred stock, par value $0.0001 per share, with no shares of preferred stock outstanding as of March 31, 2025 and December 31, 2024. The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

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

At The Market Offering Agreement

On December 2, 2024, the Company entered into the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. As of March 31, 2025, the Company has registered the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

The offer and sale of shares of common stock under the ATM Agreement is registered and being conducted pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the SEC on December 2, 2024 (File No. 333-283559) (the “Shelf Registration Statement”), and the related prospectus, as supplemented by prospectus supplements pursuant to Rule 424(b) under the Securities Act. The Shelf Registration Statement was declared effective by the SEC on December 5, 2024. The Company is not obligated to make any sales of shares of common stock under the ATM Agreement and no assurance can be given that the Company will sell any shares of common stock under the ATM Agreement, or, if the Company does, as to the price or amount of shares of common stock that the Company will sell, or the dates on which any such sales will take place.

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. As of March 31, 2025, the offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010, or sooner if either the Company or Wainwright terminates the ATM Agreement.

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

During the three months ended March 31, 2025, a total of 1,060,698 shares were sold through Wainwright under the ATM Agreement, for gross proceeds of $2,489,331, or net proceeds of $2,406,650, after paying fees and expenses of $82,681 to Wainwright with respect to such sales of shares pursuant to the ATM Agreement. As of March 31, 2025, $2,111,235 of the maximum aggregate offering amount of $5,072,010 under the ATM Agreement had not been sold.

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

There was no stock option or restricted stock award activity for the three months ended March 31, 2025.

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

The total grant-date fair value of the restricted stock granted during the three months ended March 31, 2024, was $716,456. Stock-based compensation expense of $0 and $427,892 was recognized for the three months ended March 31, 2025 and 2024, respectively, in connection with share-based payment awards. Total unrecognized compensation cost related to non-vested stock option awards amounted to $488,037 as of March 31, 2025.

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

As of March 31, 2025, the Company had paid the Second Midwestern Release Tranche in full.

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

Note 15 - Segment Information

The Company has one reportable segment. The Company’s chief operating decision maker (“CODM”) is the executive team, including the chief executive officer, chief financial officer, chief operating officer, and president. The Company’s CODM reviews gross profit and net cash used in operating activities to evaluate profitability and make strategic decisions. These financial metrics are used by the CODM to make key operating decisions, such as the allocation of budget between advertising and marketing and general and administrative expenses. Refer to the Statements of Operations for financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024.

Note 16 - Subsequent Events

Non-binding Letter of Intent Signed to Acquire All Equity of blockchAIn Digital Infrastructure

On April 14, 2025, the Company announced the signing of a non-binding letter of intent (“LOI”) to acquire 100% of the issued and outstanding shares of blockchAIn Digital Infrastructure (collectively together with certain of its affiliates and subsidiaries, “blockchAIn Digitcal Infrastructure” or “blockchAIn DI”) which will operate a crypto mining, AI and HPC data hosting company with an expected 200MW of properties in South Carolina and Texas. The transaction will be structured as an all-equity exchange in which the Company will acquire all of the equity securities of blockchAIn Digital Infrastructure through the issuance of its equity securities to the equity securityholders of blockchAIn DI. The Comapny will not be required to make any cash payment to blockchAIn Digital Infrastructure or the securityholders of blockchAIn DI in connection with the transaction.

The transaction between blockchAIn Digital Infrastructure and Signing Day Sports is intended to result in the combined company being traded on the NYSE American. blockchAIn Digital Infrastructure will continue to operate under blockchAIn DI’s management team, and it is intended that blockchAIn Digital Infrastructure will merge with and into a newly-formed subsidiary of Signing Day Sports with blockchAIn Digital Infrastructure, surviving the merger and become a wholly-owned subsidiary of Signing Day Sports.

We have evaluated subsequent events through May 13, 2025, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to identify and execute value-enhancing merger, acquisition or other strategic transactions;

●	anticipated benefits from strategic alliances, sponsorships, and collaborations with certain sports organizations or celebrity professional sports consultants;

●	our ability to implement certain desired artificial intelligence features into our platform;

●	our anticipated ability to obtain sufficient funding to maintain operations and offer additional services and offerings;

●	expected market acceptance of existing and planned offerings;

●	anticipated competition from existing or new offerings that may emerge;

●	anticipated favorable impacts from strategic changes to our business on our net sales, revenues, income from continuing operations, or other results of operations;

●	our expected ability to attract new users and customers;

●	our expected ability to increase the rate of subscription renewals;

●	our expected ability to slow the rate of user attrition;

●	our expected ability and third parties’ abilities to retain or obtain intellectual property rights;

●	our expected ability to adequately support future growth;

●	our expected ability to comply with user data privacy laws and other current or anticipated legal requirements;

●	anticipated legal and regulatory requirements and our ability to comply with such requirements; and

●	our expected ability to attract and retain key personnel to manage our business effectively.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2025 (the “2024 Annual Report”), and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Our Historical Performance

The Company’s independent registered public accounting firm has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and a significant accumulated deficit. For the three months ended March 31, 2025 and 2024, our net loss was approximately $0.8 million and approximately $2.5 million, respectively, and our net cash used in operating activities was approximately $1.8 million and approximately $1.8 million, respectively. For the fiscal years ended December 31, 2024 and 2023, our net loss was approximately $8.7 million and approximately $5.5 million, respectively, and our cash used in operating activities was approximately $3.1 million and approximately $4.8 million, respectively. As of March 31, 2025 and 2024, we had an accumulated deficit of approximately $26.5 million and approximately $25.7 million, respectively. As of March 31, 2025, we had total current liabilities of approximately $1.9 million, compared to approximately $0.5 million in cash and cash equivalents.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until March 31, 2026 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” of the 2024 Annual Report.

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

We will remain an emerging growth company for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1,235,000,000; (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter; or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our anticipated ability to obtain sufficient funding to maintain operations and offer additional services and offerings

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenues, net	$148,358	$234,627	$(86,269)	(36.8)%
Cost of revenues	14,301	69,034	(54,733)	(79.3)%
Gross profit (loss)	$134,057	$165,593	$(31,536)	(19.0)%

Operating cost and expenses
Advertising and marketing	536	92,725	(92,189)	(99.4)%
General and administrative	969,869	2,042,969	(1,073,100)	(52.5)%

Total operating expenses	$970,405	$2,135,694	$(1,165,289)	(54.6)%

Net loss from operations	$(836,348)	$(1,970,101)	$1,133,753	(57.5)%

Other Income (expense)
Interest expense	(20,994)	(38,073)	17,079	(44.9)%
Interest income	3,584	-	3,584	100.0%
Deferred tax income	-	16,000	(16,000)	(100.0)%
Change in fair value of derivative and gain on warrant exercise	10,764	-	10,764	100.0%
Other income (expense), net	-	(505,712)	505,712	(100.0)%

Total other income (expense), net	$(6,646)	$(527,785)	$521,139	(98.7)%

Net loss	$(842,994)	$(2,497,886)	$1,654,892	(66.3)%

Revenues, Net

Net revenues for the three months ended March 31, 2025 and 2024 were approximately $0.15 million and approximately $0.23 million, respectively. Net revenues decreased approximately $0.08 million, or 36.8%, due to a decrease in event fee payments of approximately $0.07 million and a decrease in subscription revenue of approximately $0.01 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the three-month periods ended March 31, 2025 and 2024. Subscriptions to our platform require full payment following a seven-day trial for platform access, with the exception of group subscriptions that may make payments on a monthly installment basis.

	Users with Subscriptions
Subscription Type	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Monthly	1,760	2,144
Annual	11	13
Total:	1,771	2,157

Cost of Revenues

Cost of revenues for the three months ended March 31, 2025 and 2024 was approximately $0.01 million and approximately $0.07 million, respectively. Cost of revenue decreased approximately $0.06 million, or 79.3%, primarily due to a decrease in cost of ecommerce apparel of approximately $0.01 million and a decrease in cost of development labor of approximately $0.05 million.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.001 million and approximately $0.092 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of approximately $0.091 million, or 99.4%, was primarily attributable to a shift in marketing strategy during the three months ended March 31, 2025, which emphasized the use of cost-effective methods such as social media campaigns. Additionally, the higher expenses during the three months ended March 31, 2024 included approximately $0.04 million in advertising costs related to activities in support of a financing initiative.

General and Administrative

General and administrative expenses were approximately $0.97 million and approximately $2.04 million for the three months ended March 31, 2025 and 2024, respectively. The decrease of approximately $1.07 million, or 52.5%, was primarily due to a decrease in legal expenses of approximately $0.40 million, a decrease in stock-based compensation expense of approximately $0.43 million, a decrease in insurance expense of approximately $0.09 million, a decrease in travel expenses of approximately $0.05 million, and a decrease in salaries and wages expense of approximately $0.29 million, offset by an increase in non-legal professional fees of approximately $0.19 million.

Interest Expense

Interest expense was approximately $0.02 million and approximately $0.04 million for the three months ended March 31, 2025 and 2024, respectively. Interest expense decreased due to the discharge of certain debt obligations of the Company during the three months ended March 31, 2025.

Deferred Tax Income

Deferred tax income was $0 and approximately $0.02 million for the three months ended March 31, 2025 and 2024, respectively. The decrease was due to the fact that the Company did not qualify for the Arizona refundable research and development tax credit in the three months ended March 31, 2025.

Change in Fair Value of Warrant Liability and Gain on Warrant Exercise

The Company recorded a change in fair value of warrant and gain on warrant exercise of $10,764 for the quarter ended March 31, 2025.

Other Income (Expense), Net

Other income (expense), net was approximately $0 and approximately $0.51 million for the three months ended March 31, 2025 and 2024, respectively. The change was primarily due to the non-recurrence of a payment of a commitment fee expense during the three months ended March 31, 2024.

Liquidity and Capital Resources

As of March 31, 2025, we had cash and cash equivalents of $487,384. As of March 31, 2025, we also had total current liabilities of $1,878,529. As of March 31, 2025, we have financed our operations primarily through sales of securities.

Our levels of cash will only be sufficient to meet our anticipated cash needs for our operations and other cash requirements until March 31, 2026 and for at least 12 months beyond that period, including our costs associated with being a public reporting company, if we receive additional financing. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Our auditor’s opinion included in our audited financial statements for the years ended December 31, 2024 and 2023 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until March 31, 2026 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” of the 2024 Annual Report.

The financial statements that accompany this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan (as amended, the “Plan”) for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved Amendment No. 1 to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 93,750 shares of common stock. As of March 31, 2025, stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 6,024 shares of common stock, not including stock options that terminated without exercise. In addition, as of March 31, 2025, a total of 72,318 shares of restricted stock have been granted under the Plan, not including restricted stock that had been forfeited or returned for tax withholding purposes. See Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan” of the 2024 Annual Report for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(1,775,497)	$(1,847,277)
Net cash used in investing activities	-	(32,349)
Net cash provided by financing activities	2,081,610	1,015,861
Net change in cash and cash equivalents	306,113	(863,764)
Cash and cash equivalents, beginning of period	181,271	1,123,529
Cash and cash equivalents, end of period	$487,384	$259,765

Net cash used in operating activities was approximately $1.78 million for the three months ended March 31, 2025, as compared to net cash used in operating activities of approximately $1.85 million for the three months ended March 31, 2024. The change was primarily due to a decrease of net loss of approximately $1.6 million, offset primarily by an aggregate decrease in accounts payable and accrued liabilities of approximately $0.9 million for the three months ended March 31, 2025 as compared to an aggregate increase in accounts payable and accrued liabilities of approximately $0.3 million for the three months ended March 31, 2024, and the non-recurrence in stock-based compensation expense of approximately $0.4 million during the three months ended March 31, 2025.

Net cash used in investing activities was $0 for the three months ended March 31, 2025, while net cash used in investing activities was approximately $0.03 million for the three months ended March 31, 2024. The change was primarily due to the non-recurrence of a decrease in proceeds from investments of approximately $0.03 million in the prior period.

Net cash provided by financing activities was approximately $2.08 million for the three months ended March 31, 2025, while net cash provided by financing activities was approximately $1.02 million for the three months ended March 31, 2024. The change was primarily due to an aggregate increase of proceeds from issuance of common stock and exercise of warrants of approximately $2.46 million, offset by the non-recurrence of the payment of a commitment fee for a former equity line of credit by issuance of common stock valued at approximately $0.51 million in the prior period, the non-recurrence of proceeds from the Company’s former revolving line of credit of approximately $0.46 million in the prior period, and payments on debt borrowings of approximately $0.43 million that were not incurred in the prior period  .

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of March 31, 2025:

	Total	Short-Term	Long-Term
Operating lease obligations	$122,709	$90,914	$31,795
Loans payable	-	-	-
Total contractual obligations	$122,709	$90,914	$31,795

Sponsorship Agreement

On January 30, 2025, the Company, entered into a Sponsorship Agreement, dated as of January 30, 2025 (the “Sponsorship Agreement”), between Goat Farm Sports, LLC, a New Jersey limited liability company (“GFS”), and the Company. The Sponsorship Agreement provides that GFS is the producer of the annual football event referenced as the U.S. Army Bowl, the All-American Bowl, and/or the Military Appreciation Bowl (the “Bowl”), along with a branded national combine event (the “National Combine”), the events known as “Bowl Week” (“Bowl Week”), and other football events including regional football combine events and academies throughout each year from 2024 through 2026 (the “Bowl Events”). Under the Sponsorship Agreement, the Company will be the exclusive National Recruiting Partner to the Bowl and the Events for the years 2024, 2025, and 2026.

Under the Sponsorship Agreement, the Company is granted activation rights at the Bowl and all of the Events. The Company’s will have promotional and branding rights during the Bowl Week in Frisco, Texas, and national and international marketing opportunities wherever GFS owns and operates the Events. The Company is authorized to use GFS’s trademarks, logos, and other indicia to promote the Bowl and the Events. The Company may construct promotional booths, distribute materials, and engage directly with athletes, parents, and coaches at the Bowl and the Events. Additionally, the Company will have access to athlete databases and significant speaking opportunities to educate and promote its services to participants and their families. The Company will pay any and all activation expenses except as otherwise provided by the Sponsorship Agreement.

The Sponsorship Agreement provides that GFS will grant the Company the ability to publish, use, and display Bowl-related media, including footage, images, and promotional materials, across digital and social media platforms globally. The Company will have rights to a media package for any “Selection Tour” events, the Bowl, the Events, and the Bowl television show. The Bowl television show will include at least six 30-second TV spots, two billboard ads, and in-game b-roll segments showcasing the Company. Both parties will collaborate on a Bowl website and a detailed promotional schedule promoting the Company during the year and leading up to the Bowl. If GFS sells a college announcement package, GFS will provide SDS activation or secondary rights to the announcement platform.

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

The Company will provide all testing for all athletes at the National Combine, including physical measurements and performance evaluations. GFS will pay the Company a $60 stipend for each athlete that participates in and pays the full registration fee for attending the National Combine, with provisions for additional regional and middle school combines (the “Athlete Stipend”). GFS will deliver payments for the Athlete Stipend within five business days after the Sponsorship Payment for the respective year is made. The Sponsorship Agreement also provides for a 50/50 revenue-sharing arrangement for co-branded consumer products sold in connection with the website for the National Combine and the Bowl.

Under the Sponsorship Agreement, GFS will allow the Company to manage certain regional combines each year as agreed to in writing by January 31 of such year during the term of the Sponsorship Agreement (the “Selected Regional Combines”). The Company will be responsible for all venues, staffing, equipment, insurance, and other expenses associated with managing the Selected Regional Combines, and for all sales for any Selected Regional Combines, and will receive any revenues from any Selected Regional Combines. GFS will have final approval, unless unreasonably withheld, on all communication to athletes and parents with respect to Selected Regional Combines. In addition, any GFS-organized academy at the Selected Regional Combines will feature a one-day combine managed and operated by the Company, and will not otherwise interfere with the Selected Regional Combines. GFS will be responsible for the portion of any costs relating to such academies, including rent and other facilities expenses. GFS will also apportion $135 of any academy fee to the Company for any participation by the athletes in the combine portion of Selected Regional Combines, subject to change by the agreement of the parties. The Company will also support sales for any GFS-organized academy and receive the standard commission based on the rate received by the academy’s regional directors.

The Sponsorship Agreement provides that the Company and GFS will jointly provide up to ten official Bowl scholarships annually for athletes in need. The Company will cover all scholarship management costs, while GFS will reimburse the Company for half of the costs for up to five scholarships. Any additional scholarships awarded by either party beyond the agreed number or to athletes that do not meet agreed-to need-based criteria will be solely funded by the awarding party.

The Company will participate in the Bowl Selection Team to evaluate athletes for the Bowl, subject to GFS’s final authority on all Bowl selectees. The Company may present a Bowl jersey to each selected athlete on site before the end of the applicable Event, if there is no Bowl representative on site.

Both parties will indemnify each other against claims arising from the Bowl or the Events. GFS will indemnify the Company for any third-party claims that the Events infringe upon such third party’s intellectual property rights. The Sponsorship Agreement prohibits GFS from engaging other companies in the football recruiting space as partners during the term and restricts the Company from affiliating with competitors’ football combines.

The term of the Sponsorship Agreement began on January 30, 2025, and will automatically terminate on December 31, 2026, subject to good-faith renewal discussions beginning 60 days prior to termination. The Sponsorship Agreement may also be terminated immediately upon breach by the other party, if such breach is not cured within 20 business days of written notice of such breach.

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

Termination Agreement with Boustead Securities, LLC

On September 18, 2024, the Company entered into the Termination Agreement, dated as of September 18, 2024 (the “Boustead Termination Agreement”), between the Company and Boustead Securities, LLC, a California limited liability company and registered broker-dealer (“Boustead”). The parties entered into the Boustead Termination Agreement in order to terminate the engagement letter, dated as of August 9, 2021, as amended by letter agreements entered into by Boustead and the Company dated as of November 4, 2023, November 8, 2023, and November 13, 2023 (as amended, the “Boustead Engagement Letter”), pursuant to which Boustead had certain rights to act as a financial advisor to the Company. The Boustead Termination Agreement also provides for the termination of the right of first refusal (the “Boustead Right of First Refusal”) provided under the Underwriting Agreement, dated as of November 13, 2023, between the Company and Boustead, as representative of the underwriters in connection with the Company’s firm commitment underwritten initial public offering (the “Underwriting Agreement”), in exchange for the issuance of the Termination Shares (as defined below).

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

September 2024 Promissory Note

On September 16, 2024, the Company issued a promissory note to Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, dated September 16, 2024, in the principal amount of $100,000 (the “September 2024 Note”). The September 2024 Note permitted Mr. Nelson to make additional advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note accrued interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 accrued as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest became payable on the earlier of December 16, 2024 or upon the Company receiving any funding of $1,000,000 (the “September 2024 Note Maturity Date”). The Company was required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date.

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

On July 26, 2024, the Company fully repaid the Second CBAZ Promissory Note. The certificate of deposit account underlying the CBAZ Collateral was closed and redeemed with an early withdrawal penalty of $54,747, and the CBAZ Assignment of Deposit and the Second CBAZ Loan Agreement are no longer in effect.

Nonconvertible 8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due. As of March 31, 2024, $113,304 of accrued interest under these promissory notes remained due.

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

At The Market Offering Agreement

On December 2, 2024, the Company entered into the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. As of March 31, 2025, the Company has registered the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

The offer and sale of shares of common stock under the ATM Agreement is registered and being conducted pursuant to the Company’s shelf registration statement on Form S-3, which was filed with the SEC on December 2, 2024 (File No. 333-283559) (the “Shelf Registration Statement”), and the related prospectus, as supplemented by prospectus supplements pursuant to Rule 424(b) under the Securities Act. The Shelf Registration Statement was declared effective by the SEC on December 5, 2024. The Company is not obligated to make any sales of shares of common stock under the ATM Agreement and no assurance can be given that the Company will sell any shares of common stock under the ATM Agreement, or, if the Company does, as to the price or amount of shares of common stock that the Company will sell, or the dates on which any such sales will take place.

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. As of March 31, 2025, the offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010, or sooner if either the Company or Wainwright terminates the ATM Agreement.

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

During the three months ended March 31, 2025, a total of 1,060,698 shares were sold through Wainwright under the ATM Agreement, for gross proceeds of $2,489,331, or net proceeds of $2,406,650, after paying fees and expenses of $82,681 to Wainwright with respect to such sales of shares pursuant to the ATM Agreement. As of March 31, 2025, $2,111,235 of the maximum aggregate offering amount of $5,072,010 under the ATM Agreement had not been sold.

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

See Note 1 – Principal Business Activity and Significant Accounting Policies in the financial statements included elsewhere in this Quarterly Report on Form 10-Q, for a description of our other significant accounting policies. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of March 31, 2025 and December 31, 2024, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of March 31, 2025 and December 31, 2024, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized.  The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the three months ended March 31, 2025 and 2024. Capitalized costs associated with the platform during the three months ended March 31, 2025 and 2024 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the three months ended March 31, 2025 and 2024 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

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

No stock options were granted during the three months ended March 31, 2025 and 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

During the three months ended March 31, 2025, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of the 2024 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended March 31, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

No information was required to be disclosed in a Current Report on Form 8-K during the three months ended September 30, 2024 but was not reported.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended March 31, 2025.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. filed with the Secretary of State of the State of Delaware on November 14, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 18, 2024)
3.3	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
10.1	Offer of Voluntary Temporary Reduction of Exercise Price of Warrant, dated as of January 29, 2025, of Signing Day Sports, Inc. to FirstFire Global Opportunities Fund, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2025)
10.2	Sponsorship Agreement, dated as of January 30, 2025, between Goat Farm Sports, LLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2025	SIGNING DAY SPORTS, INC.

/s/ Daniel Nelson
	Name:	Daniel Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)