Form 10-K/A
period 2024-12-31
Signing Day Sports, Inc.
filed 2025-08-06
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of August 5, 2025, there were a total of 3,947,781 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1” or “Annual Report on Form 10-K/A”) to Annual Report on Form 10-K (the “Annual Report”) of Signing Day Sports, Inc., a Delaware corporation (“we”, “our”, “us”, or the “Company”), for the fiscal year ended December 31, 2024 is being filed solely to correct the disclosure in Item 9A. “Controls and Procedures.” Specifically, such Item is amended and restated hereby to disclose (1) that management’s conclusion on the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of December 31, 2024, was not effective due to the material weaknesses identified below; (2) the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2024 was not effective, due to material weaknesses in internal control over financial reporting that were identified relating to a lack of segregation of duties and the absence of a comprehensive and formalized accounting and financial reporting policies and procedures manual; and (3) certain remediation measures that have been taken to address such material weaknesses.

In addition, pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes are being made to the Original Filing. Further, except as expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Annual Report on Form 10-K/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s internal control over financial reporting as of December 31, 2024 was not effective due to the following material weaknesses in internal control over financial reporting:

●	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties; and

●	We did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process.

This Amendment No. 1 does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Pursuant to Item 308(b) of Regulation S-K, management’s report is not subject to attestation by our independent registered public accounting firm because the Company is neither an “accelerated filer” nor a “large accelerated filer” as those terms are defined by the SEC.

Plan of Remediation of Material Weaknesses in Internal Control Over Financial Reporting

Following the identification of the material weaknesses described above, management commenced remediation actions relating to these material weaknesses beginning in the three months ended March 31, 2025, as follows:

●	To address the material weakness related to inadequate segregation of duties, management has engaged qualified external consultants to assist with financial reporting processes, account reconciliations, and review controls. These consultants provide an independent layer of oversight and help mitigate risks associated with limited internal staffing. As the Company grows and additional resources become available, management plans to expand the finance team and reassign responsibilities to achieve more effective separation of duties. Enhanced management review procedures have been implemented immediately.

●	Management has initiated the development of a comprehensive accounting and financial reporting policies and procedures manual, covering key processes such as revenue recognition, expense accruals, account reconciliations, financial close procedures, estimate preparation, and journal entry documentation and review.

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by The NYSE American LLC, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

Exhibit No.	Description
31.3*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2025	Signing Day Sports, Inc.

/s/ Daniel Nelson
Name: Daniel Nelson
Title: Chief Executive Officer
(Principal Executive Officer)

4