Form 10-Q/A
period 2025-03-31
Signing Day Sports, Inc.
filed 2025-08-06
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment No. 1” or “Quarterly Report on Form 10-Q/A”) to Quarterly Report on Form 10-Q (the “Quarterly Report”) of Signing Day Sports, Inc., a Delaware corporation (“we”, “our”, “us”, or the “Company”), for the quarterly period ended March 31, 2025 is being filed solely to correct the disclosure in Part I. Financial Information. Item 4. “Controls and Procedures.” Specifically, such Item is amended and restated hereby to disclose (1) that management’s conclusion on the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2025, was not effective due to material weaknesses in internal control over financial reporting that were identified relating to a lack of segregation of duties and the absence of a comprehensive and formalized accounting and financial reporting policies and procedures manual; and (2) changes in internal control over financial reporting during the quarter ended March 31, 2025 relating to certain remediation measures that have been taken to address such material weaknesses.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q/A. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q/A, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties; and

●	We did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process.

Changes in Internal Control over Financial Reporting

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

There were no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

ITEM 6. EXHIBITS.

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

3