Form 10-Q
period 2025-06-30
Signing Day Sports, Inc.
filed 2025-08-12
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐ No ☒

As of August 8, 2025, there were a total of 3,947,781 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

Period Ended June 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.
Unaudited Balance Sheets

	June 30,	December 31,
	2025	2024

ASSETS

Current assets
Cash and cash equivalents	$656,707	$181,271
Accounts receivable	23,217	75,168
Prepaid expense	50,000	23,554

Total current assets	729,924	279,993

Property and equipment, net	10,565	12,708
Internally developed software, net	556,570	660,485
Operating lease right of use asset, net	89,912	130,164
Intangible assets, net	3,667	7,333
Other assets	34,232	24,000

Total assets	$1,424,870	$1,114,683

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$679,508	$2,251,307
Accrued liabilities	281,408	456,290
Deferred revenue	2,397	2,416
Current operating lease right of use liability	92,404	89,447
Warrant Liability	-	35,190
Loans payable	-	431,030

Total current liabilities	1,055,717	3,265,680

Non-current liabilities
Noncurrent operating lease liability	8,042	54,877

Total liabilities	$1,063,759	$3,320,557

Stockholders' equity (deficit)

Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 3,897,781 and 909,232 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	391	92
Preferred Stock: 150,000,000 authorized shares, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	28,255,297	23,478,933
Subscription receivable	(11)	(11)
Accumulated deficit	(27,894,566)	(25,684,888)

Total stockholders' equity (deficit)	361,111	(2,205,874)

Total liabilities and stockholders' equity	$1,424,870	$1,114,683

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Operations
(Unaudited)

	For the Six Months Ended		For the Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024

Revenues, net	$215,164	$439,589	$66,806	$204,962
Cost of revenues	19,659	131,194	5,358	62,160

Gross profit	195,505	308,395	61,448	142,802

Operating cost and expenses
Advertising and marketing	1,136	93,609	602	884
General and administrative	2,614,154	3,310,921	1,644,283	1,267,952

Total operating expenses	2,615,290	3,404,530	1,644,885	1,268,836

Net loss from operations	(2,419,785)	(3,096,135)	(1,583,437)	(1,126,034)

Other income (expense)
Interest expense	(20,994)	(79,229)	-	(41,156)
Interest income	10,621	57,120	7,037	27,832
Deferred tax income, net	-	32,571	-	16,571
Change in fair value of derivative and gain (loss) on warrant exercise	10,764	-	-	-
Other income (expense), net	209,716	(725,054)	209,716	(190,055)
Total other income (expense)	210,107	(714,592)	216,753	(186,808)

Net loss	$(2,209,678)	$(3,810,727)	$(1,366,684)	$(1,312,842)

Weighted Average Common shares outstanding - basic and diluted	2,644,332	302,589	3,518,625	309,228

Net loss per common share - basic and diluted	$(0.84)	$(12.59)	$(0.39)	$(4.25)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated Equity	Total Stockholders' Equity
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Balance at March 31, 2025	1,988,576	$200	$26,015,891	$(11)	$(26,527,882)	$(511,802)

ATM Agreement Issuance	1,909,205	191	2,102,325	-	-	2,102,516

Stock-based compensation expense	-	-	137,081	-	-	137,081

Net loss	-	-	-	-	(1,366,684)	(1,366,684)

Balance at June 30, 2025	3,897,781	$391	$28,255,297	$(11)	$(27,894,566)	$361,111

Balance at December 31, 2024	909,232	$92	$23,478,933	$(11)	$(25,684,888)	$(2,205,874)

ATM Agreement Issuance	2,969,903	297	4,591,551	-	-	4,591,848

FirstFire Warrants Exercised	18,646	2	47,732	-	-	47,734

Stock-based compensation expense	-	-	137,081	-	-	137,081

Net loss	-	-	-	-	(2,209,678)	(2,209,678)

Balance at June 30, 2025	3,897,781	$391	$28,255,297	$(11)	$(27,894,566)	$361,111

			Additional		Accumulated	Total Stockholders'
	Common Stock		Paid-in	Subscription	Equity	Equity
	Shares	Amount	Capital	Receivable	(Deficit)	(Deficit)
Balance at March 31, 2024	320,490	$34	$19,686,922	$(11)	$(19,456,822)	$230,123

Stock-based compensation expense	8,750	1	81,828	-	-	81,829

Stock-based compensation canceled / returned	(1,611)	(1)	1	-	-	-

Issuance of commitment fee Firstfire Prom Note	5,787	1	81,110	-	-	81,111

Boustead Issuance on Firstfire Transaction	273	1	3,832	-	-	3,833

Net loss	-	-	-	-	(1,312,842)	(1,312,842)

Balance at June 30, 2024	333,689	$36	$19,853,693	$(11)	$(20,769,663)	$(915,946)

Balance at December 31, 2023	276,013	$29	$18,703,049	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	36,046	4	509,717	-	-	509,721

Issuance of commitment fee pursuant to equity line of credit	14,798	1	505,359	-	-	505,360

Issuance of common stock pursuant to equity line of credit	2,384	1	50,625	-	-	50,626

Stock-based compensation canceled / returned	(1,611)	(1)	1	-	-	-

Issuance of commitment fee Firstfire Prom Note	5,787	1	81,110	-	-	81,111

Boustead Issuance on Firstfire Transaction	273	1	3,832	-	-	3,833

Net loss	-	-	-	-	(3,810,727)	(3,810,727)

Balance at June 30, 2024	333,689	$36	$19,853,693	$(11)	$(20,769,663)	$(915,946)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC

Unaudited Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30
	2025	2024

Cash flows from operating activities
Net loss	$(2,209,678)	$(3,810,727)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	109,724	49,512
Gain on change in fair value of warrants	(10,764)	-
Stock-based compensation	137,081	509,721
(Increase) decrease in assets:
Accounts receivable	51,951	15,593
Prepaid and other assets	(36,678)	(116,429)
Operating lease right of use asset	40,252	38,775
Deferred tax asset	-	65,000
Increase (decrease) in liabilities:
Accounts payable	(1,571,799)	521,841
Accrued liabilities	(174,882)	(210,667)
Deferred revenue	(19)	4,914
Lease liabilities	(43,878)	(41,062)

Net cash used in operating activities	(3,708,690)	(2,973,530)

Cash flows from investing activities
Proceeds from investments	-	(55,371)
Development of internal software	-	53,176
Purchase of property and equipment	-	(4,777)

Net cash used in investing activates	-	(6,972)

Cash flows from financing activities
Proceeds from revolving line of credit	-	1,251,986
Payments on debt borrowings	(431,030)	-
Proceeds from issuance of common stock pursuant to initial public offering	-	50,626
Payment of commitment fee for equity line of credit by issuance of common stock	-	505,355
Proceeds from issuance of common stock pursuant to ATM agreement	4,591,848	-
Proceeds from issuance of common stock	-	84,948
Proceeds from exercise of warrants	23,308	-

Net cash provided by financing activities	4,184,126	1,892,915

Net increase (decrease) in cash and cash equivalents	475,436	(1,087,587)

Cash and cash equivalents, beginning of period	181,271	1,123,529

Cash and cash equivalents, end of period	$656,707	$35,943

Supplemental cash flow information
Cash paid for interest expense	$-	$-

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in exchange for convertible debt cancelation	$-	$-

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

Segment Disclosure

The Company determined that there is one reportable segment, with activities related to digital products. The website and mobile phone application have similar economic characteristics and nature of services. Refer to Note 14 Segment Information for further details.

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $1.366 million and $2.210 million for the three and six months ended June 30, 2025, respectively. We had cash used in operating activities of approximately $3.709 million for the six months ended June 30, 2025, and an accumulated deficit of approximately $27.9 million as of June 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Out-of-Period Adjustment

During the three months ended June 30, 2025, the Company recorded out-of-period adjustments to correct errors related to the overstatement of the Company’s cash balance, the understatement of stock-based compensation expense and the understatement of general and administrative expense that were incorrectly presented within the financial statements for the period ended March 31, 2025. Regarding the stock-based compensation expense error, Management incorrectly omitted the expense under the assumption that no new stock options or awards had been granted during the three months ended March 31, 2025, and that awards are typically granted fully vested. However, this assessment did not consider the ongoing vesting of previously granted stock options and restricted stock awards, which should have resulted in the recognition of stock-based compensation expense during the period. Further, the Company incorrectly disclosed the amount of unrecognized compensation cost remaining as of December 31, 2024 and March 31, 2025. An adjustment of $68,672 was recorded in the current period’s statement of operations to recognize stock-based compensation expense for the three months ended March 31, 2025 and the disclosure for the amount of unrecognized compensation cost remaining as of June 30, 2025 has been adjusted to consider only the remaining unvested awards. The general and administrative expense error was the result of Management not timely preparing and reviewing the March 2025 bank reconciliation for a newly opened account, resulting in the omission of two reconciling items related to an accounting expense and health insurance expense, understating general and administrative expense and overstating cash for the period ended March 31, 2025. The adjustment of $20,246 was recorded in the current period’s statement of operations to recognize general and administrative expense and a corresponding reduction in cash and cash flows from operations on the balance sheet and statement of cash flows, respectively. Management has evaluated the impact of the errors, both qualitatively and quantitatively, and determined that they were not material to the financial statements for the quarter ended March 31, 2025, or the current reporting period.

Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Accounts Receivable and Allowance for Credit Losses

Accounts Receivable are recorded at the invoiced amount. The Company may maintain an allowance for credit losses which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded if the Company believes a customer may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history of the customer, the related aging of past due balances, projections of credit losses based on past events or historical trends, and the consideration of forecasts of future economic conditions. Allowance for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. There were $23,217 and $75,168 of open receivables at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025 and December 31, 2024, the Company believes the accounts receivable are fully collectable and thus there was no allowance for credit losses established.

Payment Terms

Users may access the Company’s website and application on either a free-trial or paid basis. Users that are not eligible or no longer eligible for free-trial access are required to have subscriptions by making payment to the Company prior to access to the Company’s website and application.  If a required payment is not made, access to the Company’s website and application is suspended until the required payment is received.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2025 and December 31, 2024.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the three months ended June 30, 2025 and 2024, the Company did not have an impairment charge.

Intangible Assets

Intangible assets consist of customer lists, trademarks, software IP, and customer data in the form of verifiable video uploads, player statistics, and academic records. Intangible assets are stated at cost less accumulated amortization. For intangible assets that have finite lives, the assets are amortized using the straight-line method over the estimated useful lives of the related assets. For intangible assets with indefinite lives, the assets are tested periodically for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.

Stock Subscription Receivable

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of June 30, 2025 and December 31, 2024. The Company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2025 and December 31, 2024 the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of June 30, 2025, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

Deferred Revenue

Deferred revenues are contract liabilities for collections on subscription agreements in excess of revenue recognized.

Revenue Recognition

The Company accounts for revenue under the guidance of ASC 606, Revenue from Contracts from Customers (“ASC 606”).

ASC 606 prescribes a five-step model that focuses on transfer of control and entitlement to payment when determining the amount of revenue to be recognized. The five steps are as follows:

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $602 for the three months ended June 30, 2025 and $884 for the three months ended June 30, 2024. Such costs amounted to $1,136 for the six months ended June 30, 2025 and $93,609 for the six months ended June 30, 2024. Advertising costs are included in advertising and marketing expenses in the Statements of Operations.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as the amortization period of the asset that otherwise would have been recognized is estimated to be one year or less.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation ("ASC 718"), which requires the measurement and recognition of compensation expense at the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based awards granted to employees, officers, and directors based on the grant date fair value. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

Basic and Diluted Net Loss per Common Share

Basic loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for each period. Diluted loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding plus the dilutive effect of shares issuable through the common stock equivalents. The weighted-average number of common shares outstanding excludes common stock equivalents because their inclusion would be anti-dilutive. As the Company generated net losses for the periods presented, diluted net loss per share is the same as basic loss per share as the effect of the issuance of restricted stock awards, stock options, and warrants would be anti-dilutive.

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended June 30,
	2025	2024
Stock options	6,024	6,237
Warrants	20,306

	Six Months Ended June 30,
	2025	2024
Stock options	6,024	6,237
Warrants	20,306

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

The right-of-use asset also reflects any prepaid rent, initial direct costs incurred and lease incentives received. The Company’s lease terms may include optional extension periods when it is reasonably certain that those options will be exercised.

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

Note 2 - Revenues, net

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Three Months Ended June 30,
	2025	2024
Revenue recognized over time	$66,806	$5,525
Revenue recognized at a point in time	-	199,437
Total revenue from contracts with customers	$66,806	$204,962

	For the Six Months Ended June 30,
	2025	2024
Revenue recognized over time	$215,164	$9,755
Revenue recognized at a point in time	-	429,834
Total revenue from contracts with customers	$215,164	$439,589

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	June 30,	December 31,
	2025	2024
Contract liabilities (deferred revenue)	$2,397	$2,416

	For the Three Months Ended June 30,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liabilities at the beginning of the period	$657	$55,553

	For the Six Months Ended June 30,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liabilities at the beginning of the period	$3,073	$1,558

The Company recognized the December 31, 2023 balance fully in the year ended December 31, 2024. The Company expects to recognize the December 31, 2024 balance fully in the year ending December 31, 2025.

Revenue Concentration

Apple

For the three months ended June 30, 2025, 1,724 Apple units sold accounted for approximately 57% of the total revenue recorded. For the three months ended June 30, 2024, 2,668 Apple units sold accounted for approximately 30% of the total revenue recorded. For the six months ended June 30, 2025, 3,487 Apple units sold accounted for approximately 36% of the total revenue recorded. For the six months ended June 30, 2024, 4,793 Apple units sold accounted for approximately 25% of the total revenue.

Shopify

For the three months ended June 30, 2025, 369 Shopify units sold accounted for approximately 43% of the total revenue recorded. For the three months ended June 30, 2024, 1,382 Shopify units sold accounted for approximately 47% of the total revenue recorded. For the six months ended June 30, 2025, 1,275 Shopify units sold accounted for approximately 64% of the total revenue recorded. For the six months ended June 30, 2024, 2,923 Shopify units sold accounted for approximately 57% of the total revenue.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	June 30,	December 31,
	2025	2024
Office Furniture	$21,430	$21,430
Less: accumulated depreciation	(10,865)	(8,722)
Property and equipment, net	$10,565	$12,708

Depreciation expense of property and equipment was $281 for the three months ended June 30, 2025 and 2024, respectively. Depreciation expense of property and equipment was $2,143 and $564 for the six months ended June 30, 2025 and 2024, respectively.

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

		Accumulated
	Cost Basis	Amortization	Impairment	Net
	June 30, 2025
Internally developed software	$1,039,151	$(482,581)	$-	$556,570

	December 31, 2024
Internally developed software	$1,039,151	$(378,666)	$-	$660,485

Amortization expense for the three months ended June 30, 2025 and 2024 was $51,957 and $53,176, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $103,915 and $106,353, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	June 30, 2025
Intellectual property	$22,000	$(18,333)	$3,667
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(37,033)	$3,667

	December 31, 2024
Intellectual property	$22,000	$(14,667)	$7,333
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(33,367)	$7,333

Amortization expense for the three months ended June 30, 2025 and 2024 was $1,833 and $3,392, respectively. Amortization expense for the six months ended June 30, 2025 and 2024 was $3,666 and $6,783, respectively.

Estimated amortization for intangible assets with definitive lives for the remaining nine months of 2025 is as follows:

Amount
Years ending December 31,
2025 (remaining six months)	3,667
Total	$3,667

Note 6 - Accrued Liabilities

	June 30,	December 31,
	2025	2024
Accrued Expenses	$-	$14,583
Accrued Payroll	179,940	179,940
Accrued Interest	101,468	261,767
Total Accrued Expenses	$281,408	$456,290

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

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 19,584 shares of common stock at an exercise price of $120 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due. The outstanding accrued interest balance under these promissory notes was $101,468 as of June 30, 2025.

Note 7 - Notes Payable

The Company’s notes payable consists of the following:

	June 30,	December 31,
	2025	2024
Daniel Nelson Promissory Notes	$-	$281,030

October 2024 Note	-	150,000
	$-	$431,030

Less unamortized debt issuance costs	-	-

Debt, less unamortized debt issuance costs	$-	$431,030

Daniel Nelson Promissory Notes

On September 20, 2023, a promissory note was issued to Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, in the principal amount of $14,000 (the “September 2023 Daniel Nelson Promissory Note”). The note was non-interest bearing and had no fixed maturity date. The Company repaid $10,470 of the note on December 29, 2023. The outstanding balance of $3,530 as of December 31, 2024 and was fully repaid on March 7, 2025.

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

On September 16, 2024, the Company issued a promissory note to Mr. Nelson, dated September 16, 2024, in the principal amount of $100,000 (the “September 2024 Note”). The April 2024 Note together with the September 2024 Note represent the 2024 Daniel Nelson Promissory Notes. The September 2024 Note permits Mr. Nelson to make additional advances under the September 2024 Note of up to $100,000. The principal and any advances under the September 2024 Note will accrue interest at a monthly rate of 20%, compounded monthly, from the 30th day following the date of issuance of the September 2024 Note to the 150th day following the date of issuance of the September 2024 Note, such that total interest of $20,000 will accrue as of the end of the first month, $24,000 as of the end of the second month, and so on. The principal, any advances, and accrued interest will become payable on the earlier of December 16, 2024 or upon the Company receiving any funding of $1,000,000 (the “September 2024 Note Maturity Date”). The Company is required to make full payment of the balance of all principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the September 2024 Note Maturity Date. The Company may prepay the principal, any advances, and any interest then due without penalty.

The outstanding balance at December 31, 2024 was $281,030 plus interest of $148,073 for a total of $429,103. In January 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $437,406 under the 2024 Daniel Nelson Promissory Notes The September 2023 Daniel Nelson Promissory Note together with the 2024 Daniel Nelson Promissory Notes represent the Daniel Nelson Promissory Notes. The outstanding balance of the Daniel Nelson Promissory Notes at June 30, 2025 was $0.

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

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $323,942 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. The fair value of the warrant liability was $0 and $35,190 as of June 30, 2025 and December 31, 2024, respectively.

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

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $148,264 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. The First June 2024 Warrants were exercised and the warrant liability was $0 as of June 30, 2025 and December 31, 2024.

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

Exercise to Purchase Remaining Shares under First May 2024 FF Warrant

On January 30, 2025, the First May 2024 FF Warrant was exercised to purchase all of the remaining 18,646 shares of common stock underlying the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price pursuant to the January 2025 Reduced Exercise Price Offer. The Company received proceeds of $23,308 and as of June 30, 2025, the fair value of the warrant liability was $0.

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

The outstanding balance at December 31, 2024 was $150,000 plus interest of $12,226 for a total of $162,226. On March 4, 2025, the Company made full payment of the balance of all principal and accrued interest under the October 2024 Note. The outstanding balance at June 30, 2025 is $0.

Note 8 - Fair value of financial instruments

The determination of fair value measurements is based on the assumptions that market participants would use in pricing the asset or liability.

The Company’s First May 2024 Warrants and First June 2024 Warrants are recorded at fair value each reporting period (see Note 7). The Company used a Black Scholes model to value the Company’s derivative liability (see Note 7). The significant unobservable input used in the fair value measurement of the Company’s Level 3 liabilities is the volatility, which was developed using historical data of the Company or of peer companies when there is limited availability of market data. A significant increase (decrease) in these inputs could result in a significantly higher (lower) fair value measurement.

There were no transfers between levels during the three and six months ended June 30, 2025.

The following table provides the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

		Period ended
	Level	June 30, 2025	December 31, 2024
Warrant liability	3	-	$35,190

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (level 3) and the related gains and losses recorded in the consolidated statements of operations and comprehensive loss during the period:

Derivative liability
Balance at December 31, 2024	$35,190
Extinguishment of warrant liability upon exercise	(24,426)
Gain on change in fair value of warrant liability	(10,764)
Balance at June 30, 2025	$-

Note 9 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of June 30, 2025 and December 31, 2024, the unamortized balance was $0.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023 and ends on August 3, 2026. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. Lease expense for the three months ended June 30, 2025 and 2024 was $21,155. Lease expense for the six months ended June 30, 2025 and 2024 was $42,310.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of June 30, 2025 and December 31, 2024, there were leases with an expected term greater than 12 months. The weighted average remaining lease term (in years) is 1.26 and the weighted average discount rate is 3.47%.

Total lease assets and liabilities were as follows:

	June 30,	December 31,
	2025	2024

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(169,209)	(128,957)
Net operating lease right of use asset	$89,912	130,164
Current operating lease liability	$92,404	$89,447
Noncurrent operating lease liability	8,042	54,877
Total operating lease liability	$100,446	$144,324

Future minimum lease payments under non-cancelable leases as of June 30, 2025 were as follows:

Amount
Years ending December 31,
2025 (remaining six months)	$46,848
2026	55,358
Total future minimum lease payments	$102,206
Less: interest	1,760
Total lease liability	$100,446

Note 10 - Income Taxes

There was no deferred tax income and no current tax expense for the three and six months ended June 30, 2025.

Deferred tax assets consist of the following components as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Deferred Tax Asset
Net operating loss carryforwards	$5,190,000	$4,680,000
Internally developed software / Intangibles	830,000	810,000
Furniture and fixtures	(3,000)	4,000
Charitable Contribution Carryforward	3,000	3,000
R&D Tax Credit Carryforwards	59,000	59,000
AZ Refundable R&D Tax Credit	0	0

Net deferred tax assets before valuation allowance	$6,079,000	$5,556,000

Less valuation allowance	(6,079,000)	(5,556,000)

Net deferred tax assets	$0	$0

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

As of June 30, 2025 and December 31, 2024, the Company had approximately $20,050,552 and $18,060,708, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of June 30, 2025 and December 31, 2024, the Company has approximately $59,000 of federal and state research and development credits. The remaining federal research and development credit from 2023 will expire in 2043, 2022 will expire in 2042, and the 2021 credits expire in 2041.

Note 11 - Stockholder’s Equity (Deficit)

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

As of June 30, 2025, there were 15,408 shares available for grant under the 2022 Plan and the Company had granted 72,318 restricted stock awards and stock options to purchase 6,024 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

Preferred Stock

The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

At The Market Offering Agreement

On December 2, 2024, the Company entered into the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. As of June 30, 2025, the Company has registered the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

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

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. As of June 30, 2025, the offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010, or sooner if either the Company or Wainwright terminates the ATM Agreement.

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

During the three months ended June 30, 2025, a total of 1,909,205 shares were sold through Wainwright under the ATM Agreement, for gross proceeds of $2,102,516, or net proceeds of $2,032,159, after paying fees and expenses of $70,357 to Wainwright with respect to such sales of shares pursuant to the ATM Agreement. As of June 30, 2025, $8,719 of the maximum aggregate offering amount of $5,072,010 under the ATM Agreement had not been sold.

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

No stock options or restricted stock awards were granted or exercised during the current year and thus, only continued vesting of awards granted in the prior year.

The total grant-date fair value of the restricted stock granted during the three and six months ended June 30, 2024 is $119,060 and $835,060, respectively. Stock-based compensation expense during the three and six months ended June 30, 2025 is $137,081. Stock-based compensation expense during the three and six months ended June 30, 2024 is $81,828 and $509,721, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to $128,053 as of June 30, 2025.

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

Note 13 - Related Party Transactions

Daniel Nelson Promissory Notes

During the years ended December 31, 2024 and 2023, the Company entered into various promissory notes with Daniel Nelson, the Chief Executive Officer, Chairman, and a director of the Company. Refer to Note 7 for a discussion of the Daniel Nelson Promissory Notes.

Note 14 - Segment Information

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

Note 15 - Subsequent Events

Entry into a Material Definitive Agreement

On May 27, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlockchAIn Digital Infrastructure, Inc., a Delaware corporation (“Holdings”), One Blockchain LLC, a Delaware limited liability company (“One Blockchain”), BCDI Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Holdings (“Merger Sub I”), and BCDI Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Holdings (“Merger Sub II”).

The Business Combination Agreement provides that, upon the terms and subject to the conditions set forth therein, the parties will effect a business combination transaction in which: (a) Merger Sub I will merge with and into Signing Day Sports (the “First Merger”), with Signing Day Sports surviving the First Merger as a direct wholly owned subsidiary of Holdings; and (b) Merger Sub II will merge with and into One Blockchain (the “Second Merger” and, together with the First Merger, the “Mergers,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with One Blockchain surviving the Second Merger as a direct wholly owned subsidiary of Holdings. At the effective time of the First Merger, each outstanding share of common stock of Signing Day Sports, $0.0001 par value per share (collectively, “SGN Shares”), will be automatically canceled and converted into the right to receive a registered common share, $0.01 par value per share, of Holdings (collectively, “Holdings Shares”). Each outstanding Signing Day Sports option and warrant will be assumed by Holdings and converted into options and warrants, respectively, to acquire Holdings Shares, with the same terms and conditions, including exercise price, and each assumed option will immediately become fully vested. At the effective time of the Second Merger, the outstanding membership interests of One Blockchain (collectively, “One Blockchain Membership Interests”) will be canceled and converted into the right to receive a number of Holdings Shares equal to the quotient of the total number of SGN Shares outstanding immediately prior to the First Merger on a fully diluted and as-converted basis, not including certain out-of-the-money derivative securities, divided by 0.085, less the total number of Holdings Shares that the SGN Shares will be converted into the right to receive at the effective time of the First Merger, subject to certain adjustments.

The Business Combination Agreement provides for the issuance of additional Holdings Shares (the “Earnout Shares”) to the members of One Blockchain as of immediately prior to the closing of the Mergers (the “Closing”) if the net income plus interest, taxes, depreciation and amortization of Holdings for the fiscal year ending December 31, 2026 equals or exceeds $25 million. The Earnout Shares will equal 11.628% of the total number of Holdings Shares issued to the members of One Blockchain prior to the One Blockchain Merger, subject to adjustment.

In addition, the Business Combination Agreement provides that Holdings will issue to Maxim Partners LLC (“Maxim”) (or its designees) a number of Holdings Shares equal to 3.5% of the total transaction enterprise value at the Closing, and, if applicable, 3.5% of the Earnout Shares, in accordance with the M&A Advisory Agreement between Blockchain One c/o VCV Digital and Maxim Group LLC dated January 29, 2025. The number of Holdings Shares issued to Maxim (or its designees) will reduce only the equity ownership otherwise allocable to the holders of One Blockchain Membership Interests. The Business Combination Agreement provides that Holdings may adjust the number of Holdings Shares into which the SGN Shares and the One Blockchain Membership Interests may be converted so long as the aggregate number of Holdings Shares that the stockholders of Signing Day Sports are entitled to receive pursuant to the terms of the Business Combination Agreement will be at least 8.5% of the Holdings Shares that are outstanding on a fully diluted basis immediately after the Closing (excluding any out-of-the-money options and warrants) and (ii) such adjustment does not have a negative impact on the qualification of the Holdings Shares to become listed on the NYSE American LLC (the “NYSE American”).

The Closing is subject to the satisfaction or, to the extent permissible, the waiver, of certain conditions, including: (i) the expiration or termination of applicable antitrust waiting periods and any required antitrust consents having been obtained; (ii) approval of the Business Combination Agreement, the Mergers and the other contemplated Transactions by the requisite vote of Signing Day Sports stockholders; (iii) the Registration Statement (as defined below) having become effective in accordance with the provisions of the Securities Act of 1933, as amended (the “Securities Act”), and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn; (iv) the approval for listing of the Holdings Shares to be issued pursuant to the Business Combination Agreement on the NYSE American (or another national securities exchange); (v) the absence of any law or order prohibiting the Transactions; (vi) the accuracy of the parties’ representations and warranties and compliance with their covenants, subject to specified materiality standards; (vii) the termination of the employment agreements of each of Craig Smith, the Chief Operating Officer and Secretary of Signing Day Sports, Daniel Nelson, the Chairman and Chief Executive Officer of Signing Day Sports, and Jeffry Hecklinski, the President of Signing Day Sports without any continuing liability to Signing Day Sports, Holdings, or One Blockchain; (viii) the execution of Executive Consulting Agreements with Holdings or one of its subsidiaries that provide that each of Mr. Smith, Mr. Nelson, and Mr. Hecklinski will be engaged as a consultant for a 24-month term and certain severance compensation; and (ix) other customary closing conditions.

Regulation FD Disclosure

On July 11, 2025, the Company issued a press release announcing the confidential submission of a draft registration statement on Form S-4 (the “Registration Statement”) to the U.S. Securities and Exchange Commission (the “SEC”) by BlockchAIn Digital Infrastructure, Inc., a Delaware corporation (“BlockchAIn”). As previously reported, the Company entered into the Business Combination Agreement expected to result in a reverse merger transaction.

Entry into a Material Definitive Agreement

On July 21, 2025, the Company entered into a Purchase Agreement, dated as of July 21, 2025 (the “Helena Purchase Agreement”), between Signing Day Sports and Helena Global Investment Opportunities 1 Ltd. (“Helena”). Under the Helena Purchase Agreement, the Company has the right, but not the obligation, to direct Helena to purchase up to $10 million (the “Helena Commitment Amount”) in shares of common stock of the Company, subject to the terms and conditions contained in the Helena Purchase Agreement.

Pursuant to the Helena Purchase Agreement, the Company will be required to file a registration statement with the SEC registering the resale of Company common stock and any securities issued or issuable to Helena from time to time under the Helena Purchase Agreement within 30 calendar days of the date of the Helena Purchase Agreement, and to have such registration statement be declared effective by the SEC within 90 calendar days of the date of the Helena Purchase Agreement.

Entry into a Material Definitive Agreement

On July 31, 2025, the Company entered into an Amended and Restated Sponsorship Agreement, dated as of July 31, 2025 (the “Amended and Restated Sponsorship Agreement”), between Goat Farm Sports (“GFS”) and the Company. The Amended and Restated Sponsorship Agreement provides for (i) a reduced term, which shall now terminate on December 31, 2025, (ii) a carve-out to the exclusivity provision permitting GFS to partner with CurvAI for the 2025 Bowl (as defined in the January 2025 Form 8-K), and (iii) amendments to the provisions in the Sponsorship Agreement relating to the Sponsorship Payments (as such term was defined by the Sponsorship Agreement), which, under the Amended and Restated Sponsorship Agreement, now provide for the Company to pay $150,000 to GFS by January 30, 2025, which has been paid, $50,000 to be paid to GFS on or before September 1, 2025, and $100,000 to be paid to GFS on or before December 21, 2025, reduced by the total of each earned but unpaid $60 stipend for the 2025 Bowl, and further provided that if the total of each earned but unpaid stipend exceeds $100,000, then no such payment shall be due, and GFS will pay the difference between earned but unpaid stipends and $100,000 to the Company by December 22, 2025.

We have evaluated subsequent events through August 12, 2025, the date the financial statements were available to be issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company”, “our”, “us”, “we”, “our company” or “Signing Day Sports”, refer to Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s Common Stock, par value $0.0001 per share. The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information should be read in connection with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2025 (the “2024 Annual Report”) and the risk factors contained therein.

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

Cautionary Note Regarding Forward-Looking Statements

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A. “Risk Factors” in our 2024 Annual Report, and elsewhere in this Quarterly Report on Form 10-Q. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

Signing Day Sports launched in 2019. During the first six months of 2025, 3,501 aspiring high school athletes and groups throughout the United States subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. Our goal is to change the way sports recruitment is done for the betterment of everyone.

Our Historical Performance

The Company’s management has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and have accumulated a significant deficit. For the six months ended June 30, 2025 and 2024, our net loss was approximately $2.2 million and approximately $3.8 million, respectively, and our net cash used in operating activities was approximately $3.7 million and approximately $3.0 million, respectively. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of approximately $27.9 million and approximately $25.7 million, respectively. As of June 30, 2025, we had total current liabilities of approximately $1.1 million, compared to approximately $0.7 million in cash and cash equivalents.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until June 30, 2026 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” of the 2024 Annual Report.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our anticipated ability to obtain sufficient funding to maintain operations and offer additional services and offerings

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended June 30, 2025 and 2024

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues, net	$66,806	$204,962	$(138,156)	-67.4%
Cost of revenues	5,358	62,160	(56,802)	-91.4%
Gross profit (loss)	$61,448	$142,802	$(81,354)	-57.0%

Operating cost and expenses
Advertising and marketing	602	884	(282)	-31.9%
General and administrative	1,644,283	1,267,952	376,331	29.7%

Total operating expenses	$1,644,885	$1,268,836	$376,049	29.6%

Net income (loss) from operations	$(1,583,437)	$(1,126,034)	$(457,403)	40.6%

Other Income (expense)
Interest expense	-	(41,156)	41,156	-100.0%
Interest income	7,037	27,832	(20,795)	-74.7%
Deferred tax income	-	16,571	(16,571)	-100.0%
Other income (expense), net	209,716	(190,055)	399,771	-210.3%

Total other income (expense)	$216,753	$(186,808)	$403,561	-216.0%

Net loss	$(1,366,684)	$(1,312,842)	$(53,842)	4.1%

Revenues, Net

Revenues, net for the three months ended June 30, 2025 and 2024 were approximately $0.07 million and approximately $0.20 million, respectively. Revenues, net decreased approximately $0.14 million, or 67.4%, due to a decrease in event fee payments.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the three-month periods ended June 30, 2025 and 2024. Subscriptions to our platform require full payment following a seven-day trial for platform access, with the exception of group subscriptions that may make payments on a monthly installment basis.

	Users with Subscriptions
	Three Months Ended June 30,
Subscription Type	2025	2024
Monthly	1,717	2,653
Annual	13	26
Total:	1,730	2,679

Cost of Revenues

Cost of revenues for the three months ended June 30, 2025 and 2024 was approximately $0.005 million and approximately $0.062 million, respectively. Cost of revenue decreased approximately $0.057 million primarily due to a decrease in development labor cost.

General and Administrative

General and administrative expenses were approximately $1.64 million and approximately $1.27 million for the three months ended June 30, 2025 and 2024, respectively. The increase of approximately $0.38 million, or 29.7%, was primarily due to increases in non-legal professional fees of approximately $0.37 million and salaries and wages of $0.09 million, offset by a decrease in legal expenses of approximately $0.08 million.

Interest Expense

Interest expense was $0 and approximately $0.04 million for the three months ended June 30, 2025 and 2024, respectively. Interest expense decreased due to the repayment of remaining debt obligations of the Company prior to the three months ended June 30, 2025.

Interest Income

Interest income was approximately $0.01 million and approximately $0.03 million for the three months ended June 30, 2025 and 2024, respectively. Interest income decreased due to the redemption of a certificate of deposit, which had been held by the Company’s bank as collateral for a former line of credit, from which the interest income was received during the three months ended June 30, 2024. The interest income for the three months ended June 30, 2025 was earned from the Company’s money market account.

Deferred Tax Income

Deferred tax income was $0 and approximately $0.02 million for the three months ended June 30, 2025 and 2024, respectively. The decrease was due to the fact that the Company did not qualify for the Arizona refundable research and development tax credit in the three months ended June 30, 2025.

Other Income (Expense), Net

Other income (expense), net was approximately $0.21 million and approximately ($0.19) million for the three months ended June 30, 2025 and 2024, respectively. Other income for the three months ended June 30, 2025 was due to an Employee Retention Credit tax refund. Other expense for the three months ended June 30, 2024 was primarily due to the payments of commitment fees related to the FirstFire Convertible Notes.

Comparison of Six Months Ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenues, net	$215,164	$439,589	$(224,425)	-51.1%
Cost of revenues	19,659	131,194	(111,535)	-85.0%
Gross profit (loss)	$195,505	$308,395	$(112,890)	-36.6%

Operating cost and expenses
Advertising and marketing	1,136	93,609	(92,473)	-98.8%
General and administrative	2,614,154	3,310,921	(696,767)	-21.0%

Total operating expenses	$2,615,290	$3,404,530	$(789,240)	-23.2%

Net income (loss) from operations	$(2,419,785)	$(3,096,135)	$676,350	-21.8%

Other Income (expense)
Interest expense	(20,994)	(79,229)	58,235	-73.5%
Interest income	10,621	57,120	(46,499)	-81.4%
Deferred tax income	-	32,571	(32,571)	-100.0%
Change in fair value of derivative and gain (loss) on warrant exercise	10,764	-	10,764	100.0%
Other income (expense), net	209,716	(725,054)	934,770	-128.9%

Total other income (expense)	$210,107	$(714,592)	$924,699	-129.4%

Net loss	$(2,209,678)	$(3,810,727)	$1,601,049	-42.0%

Revenues, Net

Revenues, net for the six months ended June 30, 2025 and 2024 were approximately $0.22 million and approximately $0.44 million, respectively. Revenues, net decreased approximately $0.22 million, or 51.1%, due to a decrease in event fee payments of approximately $0.19 million and a decrease in subscription revenue of approximately $0.03 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the six-month periods ended June 30, 2025 and 2024. Subscriptions to our platform require full payment following a seven-day trial for platform access, with the exception of group subscriptions that may make payments on a monthly installment basis.

	Users with Subscriptions
	Six Months Ended June 30,
Subscription Type	2025	2024
Monthly	3,477	4,780
Annual	24	46
Total:	3,501	4,826

Cost of Revenues

Cost of revenues for the six months ended June 30, 2025 and 2024 was approximately $0.02 million and approximately $0.13 million, respectively. Cost of revenue decreased approximately $0.11 million, or 85.0%, primarily due to a decrease in development labor cost of approximately $0.11 million.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.001 million and approximately $0.094 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of approximately $0.092 million, or 98.8%, was primarily attributable to a shift in marketing strategy, which emphasized the use of cost-effective methods such as social media campaigns during the six months ended June 30, 2025.

General and Administrative

General and administrative expenses were approximately $2.61 million and approximately $3.31 million for the six months ended June 30, 2025 and 2024, respectively. The decrease of approximately $0.70 million, or 21.0%, was primarily due to decreases in event and travel expenses of approximately $0.15 million, legal expenses of approximately $0.47 million, insurance expense of approximately $0.10 million, stock-based compensation of approximately $0.37 million, salaries and wages of approximately $0.19 million, and recruiting expenses of approximately $0.04 million, offset by an increase in non-legal professional fees of approximately $0.62 million.

Interest Expense

Interest expense was approximately $0.02 million and approximately $0.08 million for the six months ended June 30, 2025 and 2024, respectively. Interest expense decreased due to the repayment of remaining debt obligations of the Company during the six months ended June 30, 2025.

Interest Income

Interest income was approximately $0.01 million and approximately $0.06 million for the six months ended June 30, 2025 and 2024, respectively. Interest income decreased due to the redemption of a certificate of deposit, which had been held by the Company’s bank as collateral for a former line of credit, from which the interest income was received during the six months ended June 30, 2024. The interest income for the six months ended June 30, 2025 is earned from the Company’s money market account.

Deferred Tax Income

Deferred tax income was approximately $0 and approximately $0.03 million for the six months ended June 30, 2025 and 2024, respectively. The decrease was due to the fact that the Company did not qualify for the Arizona refundable research and development tax credit in the six months ended June 30, 2025.

Change in Fair Value of Derivative and Gain on Warrant Exercise

The Company recorded a change in fair value of derivative and gain on warrant exercise of $0.01 million for the six months ended June 30, 2025. There was no derivative outstanding for the six months ended June 30, 2024.

Other Income (Expense), Net

Other income (expense), net was approximately $0.21 million and approximately ($0.73 million) for the six months ended June 30, 2025 and 2024, respectively. Other income for the six months ended June 30, 2025 was due to an Employee Retention Credit tax refund. Other expense for the six months ended June 30, 2024 was primarily due to the payments of commitment fees.

Liquidity and Capital Resources

As of June 30, 2025, we had cash and cash equivalents of $656,707. As of June 30, 2025, we also had total current liabilities of $1,055,717. As of June 30, 2025, we have financed our operations primarily through sales of securities.

We require additional financing as our current levels of cash will not be sufficient to meet our anticipated cash needs for our operations and other cash requirements until June 30, 2026 and for at least 12 months beyond that period, including our costs associated with being a public reporting company. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

Management currently believes there is substantial doubt regarding the Company’s ability to continue as a going concern.  In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until June 30, 2026 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” of the 2024 Annual Report.

The financial statements that accompany this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan (as amended, the “Plan”) for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved Amendment No. 1 to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 93,750 shares of common stock. As of June 30, 2025, stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 6,024 shares of common stock, not including stock options that terminated without exercise. In addition, as of June 30, 2025, a total of 72,318 shares of restricted stock have been granted under the Plan, not including restricted stock that had been forfeited or returned for tax withholding purposes. See Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan” of the 2024 Annual Report for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30,
	2025	2024

Net cash used in operating activities	$(3,708,690)	$(2,973,530)
Net cash used in investing activities	-	(6,972)
Net cash provided by financing activities	4,184,126	1,892,915
Net change in cash and cash equivalents	475,436	(1,087,587)
Cash and cash equivalents, beginning of period	181,271	1,123,529
Cash and cash equivalents, end of period	$656,707	$35,943

Net cash used in operating activities was approximately $3.71 million for the six months ended June 30, 2025, as compared to net cash used in operating activities of approximately $2.97 million for the six months ended June 30, 2024. The change was primarily due to a change from an increase of approximately $0.52 million in liabilities for accounts payable for the six months ended June 30, 2024 to a decrease in liabilities for accounts payable of approximately $1.57 million for the six months ended June 30, 2025, offset by a decrease of net loss of approximately $1.60 million.

Net cash used in investing activities was $0 for the six months ended June 30, 2025, while net cash used in investing activities was approximately $0.007 million for the six months ended June 30, 2024. The change was primarily due to the non-recurrence of development of internal software of $0.053 million, which was recorded as a cash inflow in the prior period as a result of a vendor credit that reimbursed previously capitalized software development cost, offset by proceeds from investments of approximately $0.055 million, which was recorded as a cash outflow due to the purchase of certificates of deposit in the prior period, and purchases of property of $0.005 million.

Net cash provided by financing activities was approximately $4.18 million for the six months ended June 30, 2025, while net cash provided by financing activities was approximately $1.89 million for the six months ended June 30, 2024. The change was primarily due to proceeds from the issuance of common stock and exercises of warrants of approximately $4.62 million, offset by payments on debt borrowings of approximately $0.431 million during the six months ended June 30, 2025 and the non-recurrence of proceeds of approximately $1.25 million from a revolving line of credit during the six months ended June 30, 2024.

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of June 30, 2025:

	Total	Short-Term	Long-Term
Operating lease obligations	$100,446	$92,404	$8,042
Loans payable	-	-	-
Total contractual obligations	$100,446	$92,404	$8,042

Business Combination Agreement

On May 27, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlockchAIn Digital Infrastructure, Inc., a Delaware corporation (“BlockchAIn”), One Blockchain LLC, a Delaware limited liability company (“One Blockchain”), BCDI Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of BlockchAIn (“Merger Sub I”), and BCDI Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of BlockchAIn (“Merger Sub II”).

The Business Combination Agreement provides that, upon the terms and subject to the conditions set forth therein, the parties will effect a business combination transaction in which: (a) Merger Sub I will merge with and into the Company (the “First Merger”), with the Company surviving the First Merger as a direct wholly owned subsidiary of BlockchAIn; and (b) Merger Sub II will merge with and into One Blockchain (the “Second Merger” and, together with the First Merger, the “Mergers,” and, together with the other transactions contemplated by the Business Combination Agreement, the “Transactions”), with One Blockchain surviving the Second Merger as a direct wholly owned subsidiary of BlockchAIn. At the effective time of the First Merger, each outstanding share of common stock of the Company will be automatically canceled and converted into the right to receive a registered common share, $0.01 par value per share, of BlockchAIn (collectively, “BlockchAIn Shares”). Each outstanding option and warrant of the Company will be assumed by BlockchAIn and converted into options and warrants, respectively, to acquire BlockchAIn Shares, with the same terms and conditions, including exercise price, and each assumed option will immediately become fully vested. At the effective time of the Second Merger, the outstanding membership interests of One Blockchain (collectively, “One Blockchain Membership Interests”) will be canceled and converted into the right to receive a number of BlockchAIn Shares equal to the quotient of the total number of shares of common stock of the Company outstanding immediately prior to the First Merger on a fully diluted and as-converted basis, not including certain out-of-the-money derivative securities, divided by 0.085, less the total number of BlockchAIn Shares that the shares of common stock of the Company will be converted into the right to receive at the effective time of the First Merger, subject to certain adjustments.

The Business Combination Agreement provides for the issuance of additional BlockchAIn Shares (the “Earnout Shares”) to the members of One Blockchain as of immediately prior to the closing of the Mergers (the “Closing”) if the net income plus interest, taxes, depreciation and amortization of BlockchAIn for the fiscal year ending December 31, 2026 equals or exceeds $25 million. The Earnout Shares will equal 11.628% of the total number of BlockchAIn Shares issued to the members of One Blockchain prior to the One Blockchain Merger, subject to adjustment.

In addition, the Business Combination Agreement provides that BlockchAIn will issue to Maxim Partners LLC (“Maxim”) (or its designees) a number of BlockchAIn Shares equal to 3.5% of the total transaction enterprise value at the Closing, and, if applicable, 3.5% of the Earnout Shares, in accordance with the M&A Advisory Agreement between Blockchain One c/o VCV Digital and Maxim Group LLC dated January 29, 2025. The number of BlockchAIn Shares issued to Maxim (or its designees) will reduce only the equity ownership otherwise allocable to the holders of One Blockchain Membership Interests. The Business Combination Agreement provides that BlockchAIn may adjust the number of BlockchAIn Shares into which the shares of common stock of the Company and the One Blockchain Membership Interests may be converted so long as the aggregate number of BlockchAIn Shares that the stockholders of the Company are entitled to receive pursuant to the terms of the Business Combination Agreement will be at least 8.5% of the BlockchAIn Shares that are outstanding on a fully diluted basis immediately after the Closing (excluding any out-of-the-money options and warrants) and (ii) such adjustment does not have a negative impact on the qualification of the BlockchAIn Shares to become listed on the NYSE American LLC (the “NYSE American”).

The Closing is subject to the satisfaction or, to the extent permissible, the waiver, of certain conditions, including: (i) the expiration or termination of applicable antitrust waiting periods and any required antitrust consents having been obtained; (ii) approval of the Business Combination Agreement, the Mergers and the other contemplated Transactions by the requisite vote of the Company stockholders; (iii) the Form S-4 Registration Statement (as defined below) having become effective in accordance with the provisions of the Securities Act, and not being subject to any stop order or proceeding seeking a stop order or having been withdrawn; (iv) the approval for listing of the BlockchAIn Shares to be issued pursuant to the Business Combination Agreement on the NYSE American (or another national securities exchange); (v) the absence of any law or order prohibiting the Transactions; (vi) the accuracy of the parties’ representations and warranties and compliance with their covenants, subject to specified materiality standards; (vii) the termination of the employment agreements of each of Craig Smith, the Chief Operating Officer and Secretary of the Company, Daniel Nelson, the Chairman and Chief Executive Officer of the Company, and Jeffry Hecklinski, the President of the Company without any continuing liability to the Company, BlockchAIn, or One Blockchain; (viii) the execution of Executive Consulting Agreements with BlockchAIn or one of its subsidiaries that provide that each of Mr. Smith, Mr. Nelson, and Mr. Hecklinski will be engaged as a consultant for a 24-month term and certain severance compensation; and (ix) other customary closing conditions.

In addition, the Business Combination Agreement contains certain covenants governing the interim period between the execution of the agreement and the earlier of the Closing or termination of the Business Combination Agreement (the “Interim Period”). In connection with the Mergers, the parties will jointly prepare and file with the SEC a registration statement on Form S-4 registering the issuance of, and containing a prospectus relating to, the BlockchAIn Shares to be issued pursuant to the Business Combination Agreement (the “Form S-4 Registration Statement”), and a proxy statement with respect to a meeting of the Company’s stockholders to be held to approve the Transactions and related proposals (the “Meeting”). These covenants also include a number of restrictions on the conduct of the Company. In particular, without the prior written consent of One Blockchain, which may not to be unreasonably withheld, the Company may not, among other things:

●	other than with respect to Permitted Capital Raises (as defined below): (A) authorize for issuance, issue, grant, sell, pledge, dispose of or propose to issue, grant, sell, pledge or dispose of any of its equity securities or any options, warrants, commitments, subscriptions or rights of any kind to acquire or sell any of its shares or other equity securities, or other securities, including any securities convertible into or exchangeable for any of its equity securities or other security interests of any class and any other equity-based awards, or engage in any hedging transaction with a third party with respect to such securities or (B) enter into any engagement letters in connection with any of the foregoing;

●	split, combine, recapitalize, subdivide, reclassify any of its shares or other equity interests or issue any other securities in respect thereof or pay or set aside any dividend or other distribution (whether in cash, equity or property or any combination thereof) in respect of its equity interests, or directly or indirectly redeem, purchase or otherwise acquire or offer to acquire any of its securities;

●	(A) incur, create, assume or otherwise become liable for any indebtedness (directly, contingently or otherwise), (B) make a loan or advance to or investment in any third party (other than advancement of expenses to employees in the ordinary course of business), or (C) guarantee or endorse any indebtedness;

●	incur, create, assume or otherwise become liable for any obligation not in the ordinary course of the Company’s business;

●	terminate, waive or assign any material right under any material agreement to which it is a party, or enter into any contract that would be a material agreement if entered into prior to the date of the Business Combination Agreement;

●	fail to use commercially reasonable efforts to keep in force insurance policies or replacement or revised policies providing insurance coverage with respect to its assets, operations and activities in such amount and scope of coverage as are currently in effect;

●	waive, release, assign, settle or compromise any claim or action, other than waivers, releases, assignments, settlements or compromises that involve only the payment of monetary damages (and not the imposition of equitable relief on, or the admission of wrongdoing by, the Company) not in excess of $25,000 (individually or in the aggregate), unless such amount has been reserved in the Company’s financial statements;

The Business Combination Agreement provides that the Company may continue to offer and sell up to $4,000,000 in shares of common stock of the Company in its existing at the market offering (the “Permitted Capital Raises”). The Company may use the proceeds only to pay its liabilities and for working capital related to its business as of the date of the Business Combination Agreement (the “Legacy Business”). At the Closing, any cash the Company holds must first be used to pay off all remaining liabilities, and any leftover cash can only be used for the Legacy Business. Any liabilities remaining at the Closing will be the sole responsibility of the Legacy Business.

The Business Combination Agreement provides for termination by any of the following: (i) The mutual written consent of the parties; (ii) either the Company or One Blockchain’s notice of termination if any of the conditions to the Closing have not been satisfied or waived by December 31, 2025 (the “Outside Date”), subject to extension to February 15, 2026 if the Form S-4 Registration Statement has been declared effective by the SEC by the Outside Date but the Closing has not occurred, unless the breach of the party seeking termination was the principal cause of the failure of the closing condition; (iii) either the Company or One Blockchain’s notice of termination if any applicable, non-appealable law or order is enacted that prohibits the consummation of the Transactions, provided that the terminating party is not in breach of the Business Combination Agreement; (iv) One Blockchain’s notice of termination to the Company if there has been a material breach by the Company of its representations, warranties, covenants, or agreements, or if any representation or warranty of the Company becomes materially untrue or inaccurate, resulting in a failure of a closing condition, and such breach or inaccuracy is incapable of being cured or is not cured within the earlier of 30 days after written notice or the Outside Date, except if the Company would be entitled to terminate for a material uncured breach by One Blockchain or BlockchAIn; (v) the Company’ notice of termination to One Blockchain if there has been a material breach by One Blockchain or BlockchAIn of their respective representations, warranties, covenants, or agreements, or if any representation or warranty of such parties becomes materially untrue or inaccurate, resulting in a failure of a closing condition, and such breach or inaccuracy is incapable of being cured or is not cured within the earlier of 30 days after written notice or the Outside Date, except if One Blockchain would be entitled to terminate for a material uncured breach by the Company; (vi) One Blockchain’s notice of termination to the Company if, during the Interim Period, the Company receives a notice of delisting from the NYSE American and is not reasonably able to cure the deficiency, or if the NYSE American files a Form 25 or the Company is formally delisted and the shares of common stock of the Company cease trading on the NYSE American; (vii) either the Company or One Blockchain’s notice of termination if the Meeting is held and the required stockholder approval is not obtained; or (viii) either the Company or One Blockchain’s notice of termination if, prior to the Closing, NYSE American refuses to approve or indicates it will not approve the initial listing application for BlockchAIn.

In the event the Business Combination Agreement is terminated as a result of a material uncured breach by any party, the breaching party is required to pay to the non-breaching party an amount equal to the lesser of the non-breaching party’s actual expenses incurred in connection with the Transactions and $250,000 (the “Breakup Fee”). The Breakup Fee will not apply if: (i) the SEC does not declare effective or approve the Form S-4 Registration Statement; (ii) the staff of the NYSE American indicates that the Transactions cannot proceed or otherwise provides comments that make it impracticable to complete the Transactions; or (iii) if BlockchAIn is not able to list on any other national securities exchange, provided such inability is not due to any listing deficiencies or non-compliance by the Company. The Breakup Fee must be paid within one business day of the termination of the Business Combination Agreement.

Director Compensation

On April 17, 2025, upon the recommendation of the Compensation Committee of the board of directors of the Company, the board of directors of the Company approved cash bonuses of $45,000 to Peter Borish, $22,500 to Greg Economou, and $22,500 to Roger Mason, respectively, for their services as directors of the Company. These bonuses were in addition to any cash bonus that such directors may otherwise be entitled to or eligible for under each director’s respective Independent Director Agreement or Amended and Restated Independent Director Agreement with the Company.

Executive Compensation

On April 17, 2025, the Compensation Committee of the board of directors of the Company approved the following grants of discretionary cash bonuses: $140,000 to Daniel Nelson, Chief Executive Officer and Chairman; $50,000 to Damon Rich, Chief Financial Officer; $95,000 to Jeffry Hecklinski, President; and $105,000 to Craig Smith, Chief Operating Officer and Secretary. These bonuses were in addition to any compensation that the recipients may be entitled to or eligible for under their respective employment or consulting agreements with the Company. The Company pays Daniel Nelson and other officers certain compensation, including certain amounts of their bonuses, through their businesses rather than through payroll.

Sponsorship Agreement

On January 30, 2025, the Company entered into a Sponsorship Agreement, dated as of January 30, 2025 (the “Original Sponsorship Agreement”), between Goat Farm Sports, LLC, a New Jersey limited liability company (“GFS”), and the Company. On July 31, 2025, the Company entered into an Amended and Restated Sponsorship Agreement, dated as of July 31, 2025 (the “A&R Sponsorship Agreement”), between GFS and the Company, which amended, restated and superseded the Original Sponsorship Agreement.

The A&R Sponsorship Agreement provides that GFS is the producer of the annual football event referenced as the U.S. Army Bowl, the All-American Bowl, and/or the Military Appreciation Bowl (the “Bowl”), along with a branded national combine event (the “National Combine”), the events known as “Bowl Week” (“Bowl Week”), and other football events including regional football combine events and academies throughout each year from 2024 through 2025 (the “Bowl Events”). Under the A&R Sponsorship Agreement, the Company will be the exclusive National Recruiting Partner to the Bowl and the Events for the years 2024 and 2025.

Under the A&R Sponsorship Agreement, the Company is granted activation rights at the Bowl and all of the Events. The Company will have promotional and branding rights during the Bowl Week in Frisco, Texas, and national and international marketing opportunities wherever GFS owns and operates the Events. The Company is authorized to use GFS’s trademarks, logos, and other indicia to promote the Bowl and the Events. The Company may construct promotional booths, distribute materials, and engage directly with athletes, parents, and coaches at the Bowl and the Events. Additionally, the Company will have access to athlete databases and significant speaking opportunities to educate and promote its services to participants and their families. The Company will pay any and all activation expenses except as otherwise provided by the A&R Sponsorship Agreement.

The A&R Sponsorship Agreement provides that GFS will grant the Company the ability to publish, use, and display Bowl-related media, including footage, images, and promotional materials, across digital and social media platforms globally. The Company will have rights to a media package for any “Selection Tour” events, the Bowl, the Events, and the Bowl television show. The Bowl television show will include at least six 30-second TV spots, two billboard ads, and in-game b-roll segments showcasing the Company. Both parties will collaborate on a Bowl website and a detailed promotional schedule promoting the Company during the year and leading up to the Bowl. If GFS sells a college announcement package, GFS will provide SDS activation or secondary rights to the announcement platform.

The Company will provide all testing for all athletes at the National Combine, including physical measurements and performance evaluations. GFS will pay the Company a $60 stipend for each athlete that participates in and pays the full registration fee for attending the National Combine, with provisions for additional regional and middle school combines (the “Athlete Stipend”). The A&R Sponsorship Agreement also provides for a 50/50 revenue-sharing arrangement for co-branded consumer products sold in connection with the website for the National Combine and the Bowl.

The A&R Sponsorship Agreement provides that the Company will make payments to GFS totaling $300,000 to support the Events, consisting of payment of $150,000 on or before January 30, 2025, which has been paid; $50,000 on or before September 1,2025; and $100,000 on or before December 21, 2025. The final payment will be reduced by the total of each earned but unpaid $60 Athelete Stipend for the 2025 Bowl, and further provided that if the total of each earned but unpaid Athelete Stipend exceeds $100,000, then no such payment will be due, and GFS will pay the difference between earned but unpaid Athelete Stipends and $100,000 to the Company by December 22, 2025.

The A&R Sponsorship Agreement provides that the Company may sponsor the Ladies Ball basketball series if it elects, subject to separate agreement and payment of $7,500 to GFS by October 1, 2025. If the Company declines to sponsor such event, GFS may sell the recruiting category to another party.

Under the A&R Sponsorship Agreement, GFS will allow the Company to manage certain regional combines each year as agreed to in writing by January 31 of such year during the term of the A&R Sponsorship Agreement (the “Selected Regional Combines”). The Company will be responsible for all venues, staffing, equipment, insurance, and other expenses associated with managing the Selected Regional Combines, and for all sales for any Selected Regional Combines, and will receive any revenues from any Selected Regional Combines. GFS will have final approval, unless unreasonably withheld, on all communication to athletes and parents with respect to Selected Regional Combines. In addition, any GFS-organized academy at the Selected Regional Combines will feature a one-day combine managed and operated by the Company, and will not otherwise interfere with the Selected Regional Combines. GFS will be responsible for the portion of any costs relating to such academies, including rent and other facilities expenses. GFS will also apportion $135 of any academy fee to the Company for any participation by the athletes in the combine portion of Selected Regional Combines, subject to change by the agreement of the parties. The Company will also support sales for any GFS-organized academy and receive the standard commission based on the rate received by the academy’s regional directors.

The A&R Sponsorship Agreement provides that the Company and GFS will jointly provide up to ten official Bowl scholarships annually for athletes in need. The Company will cover all scholarship management costs, while GFS will reimburse the Company for half of the costs for up to five scholarships. Any additional scholarships awarded by either party beyond the agreed number or to athletes that do not meet agreed-to need-based criteria will be solely funded by the awarding party.

The Company will participate in the Bowl Selection Team to evaluate athletes for the Bowl, subject to GFS’s final authority on all Bowl selectees. The Company may present a Bowl jersey to each selected athlete on site before the end of the applicable Event, if there is no Bowl representative on site.

Both parties will indemnify each other against claims arising from the Bowl or the Events. GFS will indemnify the Company for any third-party claims that the Events infringe upon such third party’s intellectual property rights. The A&R Sponsorship Agreement prohibits GFS from engaging other companies in the football recruiting space as partners during the term, with an exception allowing GFS to partner with CurvAI for the 2025 Bowl, and restricts the Company from affiliating with competitors’ football combines, without the other party’s prior written consent.

The term of the A&R Sponsorship Agreement began on January 30, 2025, and will automatically terminate on December 31, 2025, subject to good-faith renewal discussions beginning 60 days prior to termination. The A&R Sponsorship Agreement may also be terminated immediately upon breach by the other party, if such breach is not cured within 20 business days of written notice of such breach.

Stock Purchase Agreement with Dear Cashmere Group Holding Company; Termination

On January 28, 2025, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”), dated as of January 28, 2025 (the “Effective Date”), by and among the Company, Dear Cashmere Group Holding Company, a Nevada corporation (“DRCR”), James Gibbons (“Gibbons”), and Nicolas Link (together with Gibbons, the “Sellers”). The Purchase Agreement provided that, subject to the satisfaction or waiver of the conditions set forth in the Purchase Agreement, the Company will consummate the transactions (the “DRCR Transactions”) contemplated by the Purchase Agreement at the date (the “DRCR Closing Date”) of the closing of the DRCR Transactions (the “DRCR Closing”). The DRCR Transactions were contemplated to include (a) the Company’s issuance to the Sellers of (i) shares of common stock constituting 19.99% of its outstanding shares of common stock; and (ii) an aggregate of 19,782.720 shares of a Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company, which would automatically convert, upon and subject to certain conditions, into 19,782,720 shares of common stock (the “Preferred Stock Conversion”; and (b) the Sellers’ sale and transfer to the Company of the number of shares of common stock and preferred stock of DRCR that represent in the aggregate 99.13% of the issued and outstanding capital stock and aggregate voting power of DRCR.

The Purchase Agreement contemplated that: (a) the Company may enter into agreements with additional stockholders of DRCR to purchase their shares of DRCR, pursuant to the terms and conditions set forth in the respective purchase agreements (the “Additional Agreements”); (b) upon the DRCR Closing, DRCR would function as an operating subsidiary of the Company, and the Company would consolidate the financial results and information of DRCR with its own; (c) the Company had obtained an opinion of a financial advisor to the board of directors of the Company to the effect that, as of the date of such opinion, and based on and subject to the assumptions, limitations, qualifications and other matters set forth in such opinion, the DRCR Transactions were fair, from a financial point of view, to the stockholders of the Company, and had provided a copy of the written opinion to DRCR, solely for informational purposes; and (d) subsequent to the DRCR Closing, subject to receipt of any necessary stockholder, regulatory, and stock exchange consents or approvals, the Company would acquire the remaining outstanding equity ownership of the Company through a merger of DRCR into the Company or a wholly-owned subsidiary of the Company (the “DRCR Merger”).

In anticipation of the DRCR Closing, on February 20, 2025, the Company filed a Current Report on Form 8-K with the SEC that included, among other things, audited consolidated financial statements of DRCR as of and for the fiscal years ended December 31, 2023 and 2022; unaudited consolidated financial statements of DRCR as of September 30, 2024 and for the nine months ended September 30, 2024 and 2023; and unaudited pro forma combined condensed financial statements of the Company and DRCR as of and for the nine months ended September 30, 2024 and for the fiscal year ended December 31, 2023 giving effect to the DRCR Transactions, the Additional Agreements, and the DRCR Merger.

The Purchase Agreement provided that the consummation of the DRCR Transactions was subject to the satisfaction or waiver of certain conditions to the DRCR Closing. The conditions to the DRCR Closing included the condition that the parties to the Purchase Agreement obtain all approvals required for the initial listing of the Company’s common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and the transfer of the Company’s listing from the NYSE American to Nasdaq (the “Nasdaq Listing Requirement”).

The Purchase Agreement provided that the Company was required to seek to raise, with DRCR’s assistance, at least $2.0 million of funding through a private placement or public offering of its securities (the “Company Financing”) as soon as possible after the date of the Purchase Agreement. The net proceeds of the Company Financing was required to be equally split between the Company and DRCR, and each of them was required to use such proceeds for its operations and, in the case of the Company, to pay down its indebtedness and other liabilities such that there would be no material liabilities of the Company remaining at the time of the Preferred Stock Conversion. In order to split the net proceeds of the Company Financing as described above, the Company was required to make loans of one-half of the net proceeds (or such lesser amount as agreed to by the Company, DRCR and the Sellers) to DRCR, which loans were required to be (i) forgiven upon the Preferred Stock Conversion or (ii) repaid if the DRCR Transactions were unwound in accordance with the terns if the Purchase Agreement or if the Purchase Agreement was otherwise terminated in accordance with its terms. The Company Financing did not include the offering of securities pursuant to an at the market offering under the Company’s Registration Statement on Form S-3 (SEC File No. 333-283559) filed with the SEC on December 2, 2024 and declared effective by the SEC on December 5, 2024 (the “Form S-3”) or any similar at the market offering, the proceeds of which were required to be used to pay down the Company’s indebtedness and other liabilities such that there will be no material liabilities of the Company remaining at the time of the Preferred Stock Conversion.

In addition, the Purchase Agreement contained a number of covenants that restricted the Company’s conduct prior to the termination of the Purchase Agreement or the occurrence of certain other events (the “Restricted Period”). These included the following: The Company could not, without the written consent of DRCR, which could not be unreasonably withheld: (a) Declare any dividends; (ii) adjust, split, combine or reclassify its capital stock (except as may be necessary to satisfy any applicable continued listing requirements of any stock exchange on which the Company’s common stock was listed or any initial listing requirements of any stock exchange to which the Company has applied for listing of the Company’s common stock); (b), redeem, purchase, or otherwise acquire its capital stock (except, in the case of the Company, with respect to the warrant issued to FirstFire Global Opportunities Fund, LLC, dated May 16, 2024); (c) issue or sell its capital stock or securities convertible into its capital stock (other than pursuant to the exercise or conversion of convertible securities outstanding on the date of the Purchase Agreement, or, in the case of the Company, with respect to the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”) and pursuant to the prospectus contained in the Form S-3); (d) enter into any contract with respect to the sale, voting, registration, or repurchase of capital stock (except, in the case of the Company, with respect to a Company Financing or the registration statement on Form S-4 that was required to be prepared and filed pursuant to the applicable terms and provisions of the Purchase Agreement; (e) incur more than $250,000 of indebtedness, subject to certain exceptions; (f) sell, lease, license, encumber, or dispose of any assets; (g) acquire material assets, properties, or business organizations; (h) enter into certain types of contracts; (i) make certain loans; (j) commence, settle, or take certain other actions with respect to legal actions pending before any governmental or regulatory body; (k) enter into transactions with any affiliate or stockholder that would reasonably be expected to materially delay or prevent the consummation of the DRCR Transactions or the DRCR Merger or that would be required to be described under Item 404 of Regulation S-K; or (l) increase or extend the compensation of any employees, directors, or officers or take certain other actions with respect to employees of the Company or DRCR.

The Purchase Agreement provided that it may be terminated by any of the parties at any time before the end of the Restricted Period, by written notice, if the DRCR Closing has not occurred on or before the 30th day following the Effective Date, except if the party seeking termination is in material breach of the Purchase Agreement and such breach proximately caused the failure to consummate the DRCR Transactions on or before the date of the termination (the “Termination Right”).

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

On February 6, 2025, the Company paid Boustead $168,467.43 pursuant to the Boustead Termination Agreement.

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

On March 4, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $171,310 under the October 2024 Note.

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

Nonconvertible 8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due. As of June 30, 2025, $101,468 of accrued interest under these promissory notes remained due.

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

At The Market Offering Agreement

On December 2, 2024, the Company entered into the ATM Agreement with Wainwright as sales agent. Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. As of June 30, 2025, the Company has registered the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010.53 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

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

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. As of June 30, 2025, the offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010.53, or sooner if either the Company or Wainwright terminates the ATM Agreement.

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

During the three months ended June 30, 2025, a total of 1,909,205 shares were sold through Wainwright under the ATM Agreement, for gross proceeds of $2,102,516, or net proceeds of $2,032,159, after paying fees and expenses of $70,357 to Wainwright with respect to such sales of shares pursuant to the ATM Agreement. As of June 30, 2025, $8,719 of the maximum aggregate offering amount of $5,072,010 under the ATM Agreement had not been sold.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of June 30, 2025 and December 31, 2024, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of June 30, 2025 and December 31, 2024, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, amortization of internal-use software should begin when the software is ready for its intended use. Software is ready for its intended use after all substantial testing is completed. On January 1, 2023, all substantial testing of the Company’s platform for purposes of football recruitment was completed. Amortization of the platform’s capitalized costs for purposes of football recruitment therefore started on January 1, 2023, due to its ready-for-use status.

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized.  The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the three and six months ended June 30, 2025 and 2024. Capitalized costs associated with the platform during the three and six months ended June 30, 2025 and 2024 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the three and six months ended June 30, 2025 and 2024 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

Revenue Recognition

The Company accounts for revenue under the guidance of ASC Topic 606, Revenue from Contracts from Customers (“ASC 606”).

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

The fair value of awards on the grant date is estimated using the Black-Scholes option-pricing model, which requires the use of certain subjective assumptions including expected term, volatility, risk-free interest rate and the fair value of our common stock. These assumptions generally require significant judgment. The resulting costs are recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period. The Company amortizes the fair value of stock-based compensation on a straight-line basis over the requisite service periods. The Company recognizes forfeitures as they occur as a reduction to stock-based compensation expense and to additional paid-in-capital.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties; and

●	We did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process. As a result, certain key processes were not consistently followed during our quarterly reporting, including proper and timely preparation and review of account reconciliations

Changes in Internal Control over Financial Reporting

Following the identification of the material weaknesses described above, management commenced remediation actions relating to these material weaknesses beginning in the three months ended March 31, 2025, as follows:

●	To address the material weakness related to inadequate segregation of duties, management has engaged qualified external consultants to assist with financial reporting processes, account reconciliations, and review controls. These consultants provide an independent layer of oversight that may help to mitigate risks associated with limited internal staffing. As the Company grows and additional resources become available, management plans to expand the finance team and reassign responsibilities to achieve more effective separation of duties. In addition, enhanced management review procedures were immediately implemented.

●	Management initiated the development of a comprehensive accounting and financial reporting policies and procedures manual, covering key processes such as revenue recognition, expense accruals, account reconciliations, financial close procedures, estimate preparation, and journal entry documentation and review.

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

There were no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

During the three months ended June 30, 2025, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company is a party or of which any of their property is the subject.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of the 2024 Annual Report.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended June 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended June 30, 2025.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of May 27, 2025, among Signing Day Sports, Inc., BlockchAIn Digital Infrastructure, Inc., One Blockchain LLC, BCDI Merger Sub I Inc., and BCDI Merger Sub II LLC* (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 28, 2025)
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. filed with the Secretary of State of the State of Delaware on November 14, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 18, 2024)
3.3	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
10.1	Voting and Support Agreement, dated as of May 27, 2025, among Blockchain Digital Infrastructure, Inc., Signing Day Sports, Inc. and certain stockholders of Signing Day Sports, Inc., dated as of May 27, 2025* (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 28, 2025)
31.1**	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.

**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2025	SIGNING DAY SPORTS, INC.

/s/ Daniel Nelson
Name: Daniel Nelson
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
Name: Damon Rich
Title: Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)