Form 10-Q
period 2025-09-30
Signing Day Sports, Inc.
filed 2025-11-12
CIK 1898474

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐ No ☒

As of November 10, 2025, there were a total of 4,017,781 shares of the registrant’s Common Stock, par value $0.0001 per share, outstanding.

SIGNING DAY SPORTS, INC.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

SIGNING DAY SPORTS, INC.

UNAUDITED FINANCIAL STATEMENTS

SIGNING DAY SPORTS, INC.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$215,539	$181,271
Accounts receivable	14,949	75,168
Prepaid expense	55,000	23,554

Total current assets	285,488	279,993

Property and equipment, net	9,494	12,708
Internally developed software, net	504,612	660,485
Operating lease right of use asset, net	69,495	130,164
Intangible assets, net	1,833	7,333
Deferred offering costs	117,000	-
Other assets	34,232	24,000

Total assets	$1,022,154	$1,114,683

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$790,879	$2,251,307
Accrued liabilities	220,168	456,290
Deferred revenue	1,655	2,416
Current operating lease right of use liability	77,761	89,447
Warrant liability	-	35,190
Loans payable	-	431,030

Total current liabilities	1,090,463	3,265,680

Non-current liabilities
Noncurrent operating lease liability	-	54,877

Total liabilities	$1,090,463	$3,320,557

Stockholders’ equity (deficit)

Common stock: par value $0.0001 per share; 150,000,000 authorized shares, 3,947,781 and 909,232 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	396	92
Preferred Stock: 150,000,000 authorized shares, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively.	-	-
Additional paid-in capital	28,392,273	23,478,933
Subscription receivable	(11)	(11)
Accumulated deficit	(28,460,967)	(25,684,888)

Total stockholders’ equity (deficit)	(68,309)	(2,205,874)

Total liabilities and stockholders’ equity	$1,022,154	$1,114,683

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Operations

(Unaudited)

	For the Nine Months Ended		For the Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024

Revenues, net	$245,745	$494,952	$30,581	$55,363
Cost of revenues	28,301	161,454	8,642	30,259

Gross profit	217,444	333,498	21,939	25,104

Operating cost and expenses
Advertising and marketing	4,728	92,290	3,594	(1,319)
General and administrative	3,501,062	4,774,689	886,906	1,463,768

Total operating expenses	3,505,790	4,866,979	890,500	1,462,449

Net loss from operations	(3,288,346)	(4,533,481)	(868,561)	(1,437,345)

Other income (expense)
Interest (expense) income	(7,582)	(186,817)	2,791	(164,708)
Deferred tax income, net	-	32,571	-	-
Change in fair value of derivative and gain (loss) on warrant exercise	10,764	-	-	-
Other income (expense), net	509,085	(725,054)	299,369	-
Total other income (expense)	512,267	(879,300)	302,160	(164,708)

Net loss	$(2,776,079)	$(5,412,781)	$(566,401)	$(1,602,053)
Weighted Average Common shares outstanding - basic and diluted	3,079,194	323,656	3,934,738	365,792

Net loss per common share - basic and diluted	$(0.90)	$(16.72)	$(0.14)	$(4.38)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at June 30, 2025	3,897,781	$391	$28,255,297	$(11)	$(27,894,566)	$361,111

Stock-based compensation expense	-	-	39,981	-	-	39,981

Equity Line of Credit commitment fee	50,000	5	96,995	-	-	97,000

Net loss	-	-	-	-	(566,401)	(566,401)

Balance at September 30, 2025	3,947,781	$396	$28,392,273	$(11)	$(28,460,967)	$(68,309)

Balance at December 31, 2024	909,232	$92	$23,478,933	$(11)	$(25,684,888)	$(2,205,874)

ATM Agreement Issuance	2,969,903	297	4,591,551	-	-	4,591,848

FirstFire Warrants Exercised	18,646	2	47,732	-	-	47,734

Stock-based compensation expense	-	-	177,062	-	-	177,062

Equity Line of Credit commitment fee	50,000	5	96,995	-	-	97,000

Net loss	-	-	-	-	(2,776,079)	(2,776,079)

Balance at September 30, 2025	3,947,781	$396	$28,392,273	$(11)	$(28,460,967)	$(68,309)

SIGNING DAY SPORTS, INC.

Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Receivable	Deficit	(Deficit)
Balance at June 30, 2024	333,689	$36	$19,853,693	$(11)	$(20,769,664)	$(915,946)

Stock-based compensation expense	4,330	1	125,875	-	-	125,876

Stock-based compensation canceled / returned	(547)	(1)	1	-	-	-

FirstFire Convertible Note and Interest Converted	42,744	4	615,503	-	-	615,507

Bevilacqua PLLC Warrants Exercised	52,083	5	24,995	-	-	25,000

Clayton Adams Warrants Exercised	6,945	1	103,332	-	-	103,333

Birddog Capital/ Clayton Adams Offering	13,934	1	127,213	-	-	127,214

Net loss	-	-	-	-	(1,602,053)	(1,602,053)

Balance at September 30, 2024	453,178	$47	$20,850,612	$(11)	$(22,371,717)	$(1,521,069)

Balance at December 31, 2023	276,013	$29	$18,703,049	$(11)	$(16,958,936)	$1,744,131

Stock-based compensation expense	40,375	5	635,592	-	-	635,597

Issuance of commitment fee pursuant to equity line of credit	14,798	1	505,359	-	-	505,360

Issuance of common stock pursuant to equity line of credit	2,385	1	50,625	-	-	50,626

Stock-based compensation canceled / returned	(2,158)	(2)	2	-	-	-

Issuance of commitment fee Firstfire Prom Note	5,787	1	81,110	-	-	81,111

Boustead Issuance on Firstfire Transaction	273	1	3,832	-	-	3,833

FirstFire Convertible Note and Interest Converted	42,744	4	615,503	-	-	615,507

Bevilacqua PLLC Warrants Exercised	52,083	5	24,995	-	-	25,000

Clayton Adams Warrants Exercised	6,944	1	103,332	-	-	103,333

Birddog Capital/ Clayton Adams Offering	13,934	1	127,213	-	-	127,214

Net loss	-	-	-	-	(5,412,781)	(5,412,781)

Balance at September 30, 2024	453,178	$47	$20,850,612	$(11)	$(22,371,717)	$(1,521,069)

The accompanying notes are an integral part of these unaudited financial statements.

SIGNING DAY SPORTS, INC.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(2,776,079)	$(5,412,781)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	164,587	170,526
Gain on change in fair value of warrants	(10,764)	-
Stock-based compensation	177,062	635,791
(Increase) decrease in assets:
Accounts receivable	60,219	35,107
Prepaid and other assets	(41,678)	(25,568)
Operating lease right of use asset	60,669	58,435
Deferred offering costs	(20,000)	-
Deferred tax asset	-	65,000
Increase (decrease) in liabilities:
Accounts payable	(1,460,428)	1,206,593
Accrued liabilities	(236,122)	(159,974)
Deferred revenue	(761)	294
Lease liabilities	(66,563)	(62,306)

Net cash used in operating activities	(4,149,858)	(3,488,883)

Cash flows from investing activities
Proceeds from investments	-	2,109,011
Development of internal software	-	24,376
Purchase of property and equipment	-	(15,789)

Net cash provided by investing activities	-	2,117,598

Cash flows from financing activities
Repayment of revolving line of credit	-	(1,262,625)
Payments on debt borrowings	(431,030)	-
Proceeds from issuance of common stock pursuant to initial public offering	4,591,848	1,201,763
Proceeds from issuance of common stock	-	310,026
Proceeds from exercise of warrants	23,308	-

Net cash provided by financing activities	4,184,126	249,164

Net increase (decrease) in cash and cash equivalents	34,268	(1,122,121)

Cash and cash equivalents, beginning of period	181,271	1,123,529

Cash and cash equivalents, end of period	$215,539	$1,408

Supplemental cash flow information
Cash paid for interest expense	$7,582	$120,752

Supplemental disclosure of non-cash financing activities:
Issuance of common stock in accordance with exercise of warrants	$24,426	$-
Helena equity line-of-credit commitment fee shares	$97,000	$-

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

Going Concern Considerations

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. We sustained significant losses and negative cash flows from operations and are dependent on debt and equity financing to fund operations. We incurred a net loss of approximately $0.566 million and $2.776 million for the three and nine months ended September 30, 2025, respectively. We had cash used in operating activities of approximately $4.150 million for the nine months ended September 30, 2025, and an accumulated deficit of approximately $28.5 million as of September 30, 2025. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments, including certificates of deposit (“CDs”) purchased with an original maturity of three months or less at the date of purchase, to be cash equivalents. Cash deposits are held with financial institutions with investment-grade ratings in the United States of America, or U.S. Cash deposits typically exceed federally insured limits. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted of cash on deposit with banks denominated in U.S. dollars and investments in money market funds.

Accounts Receivable and Allowance for Credit Losses

Accounts Receivable are recorded at the invoiced amount. The Company may maintain an allowance for credit losses which represents the portion of accounts receivable that is not expected to be collected over the duration of its contractual life. Credit losses are recorded if the Company believes a customer may not be able to meet their financial obligations. A considerable amount of judgment is required in determining expected credit losses. Relevant factors include prior collection history of the customer, the related aging of past due balances, projections of credit losses based on past events or historical trends, and the consideration of forecasts of future economic conditions. Allowance for credit losses are based on facts available and are re-evaluated and adjusted on a regular basis. There were $14,949 and $75,168 of open receivables at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025 and December 31, 2024, the Company believes the accounts receivable are fully collectable and thus there was no allowance for credit losses established.

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

The Company reviews the carrying value of property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at September 30, 2025 and December 31, 2024.

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

The Company periodically performs reviews of the recoverability of such capitalized technology costs. At the time a determination is made that capitalized amounts are not recoverable based on estimated cash flows to be generated from technology; any remaining capitalized amounts are written off. During the nine months ended September 30, 2025 and 2024, the Company did not have an impairment charge.

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

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Total cash balances exceeded insured balances by the Federal Deposit Insurance Corporation as of September 30, 2025 and December 31, 2024. The Company has cash equivalents that are invested in highly rated money market funds invested only in obligations of the U.S. government and its agencies.

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

ASC 825, Financial Instruments (“ASC 825”), allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date.

The Company identified certain warrant instruments that are required to be presented on the balance sheets at fair value in accordance with ASC 820, Fair Value Measurement. The balance of the related warrant liability was $0 and $35,190 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of September 30, 2025 and December 31, 2024 the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of September 30, 2025, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

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

Subscription Terms

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

Advertising Costs

Advertising and marketing costs are expensed as incurred. Such costs amounted to $3,594 for the three months ended September 30, 2025 and ($1,319) for the three months ended September 30, 2024. Such costs amounted to $4,728 for the nine months ended September 30, 2025 and $92,290 for the nine months ended September 30, 2024. Advertising costs are included in advertising and marketing expenses in the Statements of Operations.

Contract Costs

Incremental costs of obtaining a contract are expensed as incurred as the amortization period of the asset that otherwise would have been recognized is estimated to be one year or less.

Stock-Based Compensation

The Company accounts for stock-based compensation costs under the provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense at the fair value of stock-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all stock-based awards granted to employees, officers, and directors based on the grant date fair value. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Stock-based compensation is recognized as expense over the employee’s requisite vesting period and over the nonemployee’s period of providing goods or services.

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

The following potentially dilutive shares were excluded from the computation of diluted net loss per share for the periods presented because including them would have been antidilutive:

	Three Months Ended September 30,
	2025	2024
Stock options	6,024	296,000
Warrants	20,306	-

	Nine Months Ended September 30,
	2025	2024
Stock options	6,024	296,000
Warrants	20,306	-

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

Note 2 - Revenues, net

The following table disaggregates the Company’s revenue based on the timing of satisfaction of performance obligations as of:

	For the Three Months Ended September 30,
	2025	2024
Revenue recognized over time	$250	$4,525
Revenue recognized at a point in time	30,331	50,838
Total revenue from contracts with customers	$30,581	$55,363

	For the Nine Months Ended September 30,
	2025	2024
Revenue recognized over time	$3,374	$14,280
Revenue recognized at a point in time	242,371	480,672
Total revenue from contracts with customers	$245,745	$494,952

The following table presents our contract liabilities (deferred revenue) and certain information related to these balances as of:

	September 30,	December 31,
	2025	2024
Contract liabilities (deferred revenue)	$1,655	$2,416

	For the Three Months Ended September 30,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liabilities at the beginning of the period	$843	$4,282

	For the Nine Months Ended September 30,
Revenue recognized in the period from:	2025	2024
Amounts included in contract liabilities at the beginning of the period	$2,374	$6,083

The Company recognized the December 31, 2023 balance fully in the year ended December 31, 2024. The Company expects to recognize the December 31, 2024 balance fully in the year ending December 31, 2025.

Revenue Concentration

Apple

For the three months ended September 30, 2025, 1,252 Apple units sold accounted for approximately 88% of the total revenue recorded. For the three months ended September 30, 2024, 1,949 Apple units sold accounted for approximately 78% of the total revenue recorded. For the nine months ended September 30, 2025, 4,739 Apple units sold accounted for approximately 42% of the total revenue recorded. For the nine months ended September 30, 2024, 6,742 Apple units sold accounted for approximately 31% of the total revenue.

Shopify

For the three months ended September 30, 2025, 29 Shopify units sold accounted for approximately 5% of the total revenue recorded. For the three months ended September 30, 2024, no Shopify units were sold. For the nine months ended September 30, 2025, 1,304 Shopify units sold accounted for approximately 57% of the total revenue recorded. For the nine months ended September 30, 2024, 2,923 Shopify units sold accounted for approximately 51% of the total revenue.

Note 3 - Property and Equipment, net

The Company’s property and equipment include the following:

	September 30,	December 31,
	2025	2024
Office Furniture	$21,430	$21,430
Less: accumulated depreciation	(11,936)	(8,722)
Property and equipment, net	$9,494	$12,708

Depreciation expense of property and equipment was $1,072 for each of the three months ended September 30, 2025 and 2024. Depreciation expense of property and equipment was $3,214 and $1,636 for the nine months ended September 30, 2025 and 2024, respectively.

Note 4 - Internally Developed Software

Internally developed software asset consists of the following:

		Accumulated
	Cost Basis	Amortization	Impairment	Net
	September 30, 2025
Internally developed software	$1,039,151	$(534,539)	$-	$504,612

December 31, 2024
Internally developed software	$1,039,151	$(378,666)	$-	$660,485

Amortization expense for the three months ended September 30, 2025 and 2024 was $51,958 and $51,957, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $155,873 and $158,716, respectively.

Note 5 - Intangible Assets

The Company’s intangible assets include the following:

		Accumulated
	Cost Basis	Amortization	Net
	September 30, 2025
Intellectual property	$22,000	$(20,167)	$1,833
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(38,867)	$1,833

	December 31, 2024
Intellectual property	$22,000	$(14,667)	$7,333
Proprietary technology	18,700	(18,700)	-
Total	$40,700	$(33,367)	$7,333

Amortization expense for the three months ended September 30, 2025 and 2024 was $1,834 and $3,392, respectively. Amortization expense for the nine months ended September 30, 2025 and 2024 was $5,500 and $10,174, respectively.

Estimated amortization for intangible assets with definitive lives for the remaining three months of 2025 is as follows:

Years ending December 31,	Amount
2025 (remaining three months)	1,833
Total	$1,833

Note 6 - Accrued Liabilities

	September 30,	December 31,
	2025	2024
Accrued Expenses	$-	$14,583
Accrued Payroll	118,700	179,940
Accrued Interest	101,468	261,767
Total Accrued Expenses	$220,168	$456,290

8% Nonconvertible Unsecured Promissory Notes

During the year ended December 31, 2023, the Company entered into 11 unsecured nonconvertible notes payable, for $2,350,000 bearing interest at 8%, with no monthly payments, with warrants that are automatically exercised upon an IPO or other “Liquidity Event” as defined in such notes.

In connection with the closing of the Company’s initial public offering on November 14, 2023, warrants to purchase a total of 19,584 shares of common stock at an exercise price of $120 per share were automatically exercised. The proceeds were automatically used to repay the outstanding principal underlying 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under the promissory notes became due upon the request of the noteholders. Subsequent to November 14, 2023, the Company has paid $11,836 of the interest under these promissory notes at the request of one noteholder, and the remaining accrued interest balance was $101,468 as of September 30, 2025.

Note 7 - Notes Payable

The Company’s notes payable consists of the following:

	September 30,	December 31,
	2025	2024
Daniel Nelson Promissory Notes	$-	$281,030

October 2024 Note	-	150,000
	$-	$431,030

Less unamortized debt issuance costs	-	-

Debt, less unamortized debt issuance costs	$-	$431,030

Daniel Nelson Promissory Notes

On September 20, 2023, a promissory note was issued to Daniel Nelson, Chief Executive Officer, Chairman and a Director of the Company (“Daniel Nelson” or “Mr. Nelson”), in the principal amount of $14,000 (the “September 2023 Daniel Nelson Promissory Note”). The note was non-interest bearing and had no fixed maturity date. The Company repaid $10,470 of the note on December 29, 2023. The outstanding balance of $3,530 as of December 31, 2024 and was fully repaid on March 7, 2025.

On April 11, 2024, Daniel Nelson advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note permits Mr. Nelson to make advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson, advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note will accrue interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company is required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company may prepay the base principal, any advances, and any interest then due without penalty.

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

The outstanding balance at December 31, 2024 was $281,030 plus interest of $148,073 for a total of $429,103. In January 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $437,406 under the collective Daniel Nelson Promissory Notes. The outstanding balance of the Daniel Nelson Promissory Notes at September 30, 2025 was $0.

FirstFire May 2024 Convertible Note

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

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $323,942 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. The fair value of the warrant liability was $0 and $35,190 as of September 30, 2025 and December 31, 2024, respectively.

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

FirstFire June 2024 Convertible Note

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

The total proceeds from the debt issuance were allocated between the debt instrument, common stock, and the warrants based on their fair values at the issuance date. The portion of the proceeds allocated to the warrants of $148,264 was recorded as a warrant liability, with a corresponding discount recorded against the carrying value of the debt. This discount is being amortized to interest expense over the term of the debt using the effective interest method. The First June 2024 Warrants were exercised and the warrant liability was $0 as of September 30, 2025 and December 31, 2024.

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

Exercise to Purchase Remaining Shares under First May 2024 FF Warrant

On January 30, 2025, the First May 2024 FF Warrant was exercised to purchase all of the remaining 18,646 shares of common stock underlying the First May 2024 FF Warrant at the January 2025 Reduced Exercise Price pursuant to the January 2025 Reduced Exercise Price Offer. The Company received proceeds of $23,308 and as of September 30, 2025, the balance of the warrant liability was $0.

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

The outstanding balance at December 31, 2024 was $150,000 plus interest of $12,226 for a total of $162,226. On March 4, 2025, the Company made full payment of the balance of all principal and accrued interest under the October 2024 Note. The outstanding balance at September 30, 2025 is $0.

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

There were no transfers between levels during the three and nine months ended September 30, 2025.

The following table provides the fair value of the Company’s financial liabilities carried at fair value and measured on a recurring basis:

		Period ended
	Level	September 30, 2025	December 31, 2024
Warrant liability	3	-	$35,190

The following table presents a reconciliation of the beginning and ending balances of items measured at fair value on a recurring basis that use significant unobservable inputs (level 3) and the related gains and losses recorded in the consolidated statements of operations and comprehensive loss during the period:

Derivative Liability
Balance at December 31, 2024	$35,190
Extinguishment of warrant liability upon exercise	(24,426)
Gain on change in fair value of warrant liability	(10,764)
Balance at September 30, 2025	$-

Note 9 - Leases

The Company leased office space under a long-term operating lease from a third party through May 31, 2023. Monthly rent was $12,075. In December 2021, the Company entered into an agreement to sublease their office space to an unrelated party under an operating lease agreement. The sublease ended on May 31, 2023 and included fixed rent of $9,894 a month. As of September 30, 2025 and December 31, 2024, the unamortized balance was $0.

In November 2022, the company signed a 6-month short-term lease for office space which expired on April 30, 2023. Rent for the first month was $6,742 and was $7,491 plus rental tax for each subsequent month through April 2023. The Company amended and renewed this office space lease under a long-term operating lease which commenced on May 4, 2023 and ends on August 3, 2026. Monthly rent ranged from $7,359 to $8,042 per month plus tax. The lease contains escalating rental payments and one option to renew for up to three years. The exercise of the lease renewal option is at the Company’s sole discretion. The lease agreement does not include any material residual value guarantees or material restrictive covenants. Lease expense for the three months ended September 30, 2025 and 2024 was $21,155. Lease expense for the nine months ended September 30, 2025 and 2024 was $63,465.

Leases with an initial expected term of 12 months or less are not recorded in the Balance Sheet and the related lease expense is recognized on a straight-line basis over the lease term. For certain classes of underlying assets, the Company has elected to not separate fixed lease components from the fixed non-lease components. As of September 30, 2025 and December 31, 2024, there were leases with an expected term greater than 12 months. The weighted average remaining lease term (in years) is 0.83 and the weighted average discount rate is 3.47%.

Total lease assets and liabilities were as follows:

	September 30,	December 31,
	2025	2024

Operating lease right of use asset	$259,121	$259,121
Less: operating asset lease accumulated depreciation	(189,626)	(128,957)
Net operating lease right of use asset	$69,495	130,164
Current operating lease liability	$77,761	$89,447
Noncurrent operating lease liability	-	54,877
Total operating lease liability	$77,761	$144,324

Future minimum lease payments under non-cancelable leases as of September 30, 2025 were as follows:

Amount
Years ending December 31,
2025 (remaining three months)	$23,424
2026	55,358
Total future minimum lease payments	$78,782
Less: interest	1,021
Total lease liability	$77,761

Note 10 - Income Taxes

There was no deferred tax income and no current tax expense for the three and nine months ended September 30, 2025.

Deferred tax assets consist of the following components as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Deferred Tax Asset
Net operating loss carryforwards	$6,380,000	$4,680,000
Internally developed software / Intangibles	660,000	810,000
Furniture and fixtures	(2,000)	4,000
Charitable Contribution Carryforward	3,000	3,000
R&D Tax Credit Carryforwards	59,000	59,000
AZ Refundable R&D Tax Credit	0	0

Net deferred tax assets before valuation allowance	$7,100,000	$5,556,000

Less valuation allowance	(7,100,000)	(5,556,000)

Net deferred tax assets	$0	$0

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

As of September 30, 2025 and December 31, 2024, the Company had approximately $21,185,289 and $18,060,708, respectively, of federal net operating loss carryforwards available to offset future taxable income. Under current tax law, the federal net operating losses generated do not expire and may be carried forward indefinitely. As of September 30, 2025 and December 31, 2024, the Company has approximately $59,000 of federal and state research and development credits. The remaining federal research and development credit from 2023 will expire in 2043, 2022 will expire in 2042, and the 2021 credits expire in 2041.

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

As of September 30, 2025, there were 15,408 shares available for grant under the 2022 Plan and the Company had granted 72,318 restricted stock awards and stock options to purchase 6,024 shares of common stock outstanding. The stock options generally vest based on one to four years of continuous service and have ten-year contractual terms. The restricted stock generally vests based on one to two years of continuous service.

Preferred Stock

The Company’s board of directors is authorized to designate the terms and conditions of any preferred stock the Company may issue without further action by the stockholders of the Company.

At The Market Offering Agreement

On December 2, 2024, the Company entered into the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”). Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. As of September 30, 2025, the Company has registered the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

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

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. As of September 30, 2025, the offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010, or sooner if either the Company or Wainwright terminates the ATM Agreement.

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

During the three months ended September 30, 2025, no shares were sold through Wainwright under the ATM Agreement, As of September 30, 2025, $8,719 of the maximum aggregate offering amount of $5,072,010 under the ATM Agreement had not been sold.

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

The total grant-date fair value of the restricted stock granted during the three and nine months ended September 30, 2024 is $47,800 and $883,316, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2025 is $39,981 and $177,061, respectively. Stock-based compensation expense during the three and nine months ended September 30, 2024 is $125,876 and $635,597, respectively. Total unrecognized compensation cost related to non-vested stock option awards amounted to $88,071 as of September 30, 2025.

Helena Equity Line of Credit

On July 21, 2025, the Company entered into a purchase agreement, dated as of July 21, 2025 (the “Helena Purchase Agreement”), between Signing Day Sports and Helena Global Investment Opportunities 1 Ltd. (“Helena”). Under the Helena Purchase Agreement, the Company has the right, but not the obligation, to direct Helena to purchase up to $10 million (the “Helena Commitment Amount”) in shares of common stock of the Company ($0.0001 par value per share), subject to the terms and conditions contained in the Helena Purchase Agreement. The Helena Purchase Agreement began on July 21, 2025 and will terminate on the earliest of the first day of the month following the 36-month anniversary of the start date (August 1, 2028) or the date on which Helena shall have made purchases of common stock equal to the Commitment Amount (the “Commitment Period”).

Pursuant to the Helena Purchase Agreement, the Company may direct Helena to purchase a certain portion of the Helena Commitment Amount (“Helena Advance”) by delivering a notice (“Helena Advance Notice”) to Helena. The Company shall, in its sole discretion, select the amount of the Helena Advance requested by the Company in each Helena Advance Notice.

In consideration for Helena’s execution of the Helena Purchase Agreement, the Company agreed to issue 50,000 shares of Signing Day Sports common stock to Helena (the “Commitment Fee Shares”), having an aggregate value of $97,000 as of July 21, 2025, within one day of the date of authorization of such issuance by the NYSE American LLC. The Commitment Fee Shares will be deemed fully earned on the date of the Helena Purchase Agreement. In addition, the Company is responsible for up to $25,000 of Helena’s customary due diligence and legal fees in connection with the Helena Purchase Agreement.

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

Business Combinations

On May 27, 2025, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with BlockchAIn Digital Infrastructure, Inc., a Delaware corporation (“Holdings”), One Blockchain LLC, a Delaware limited liability company (“One Blockchain”), BCDI Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of Holdings (“Merger Sub I”), and BCDI Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of Holdings (“Merger Sub II”), dated as of May 27, 2025 (the “Business Combination Agreement”).

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

Note 15 - Subsequent Events

Regulation FD Disclosure

On October 8, 2025, the Company issued a press release announcing an update relating to the Business Combination Agreement. In July 2025, a draft of a registration statement on Form S-4 (the “Registration Statement”) was confidentially submitted by BlockchAIn with the Securities and Exchange Commission (the “SEC”). BlockchAIn has submitted two revised drafts of the Registration Statement in response to the comments of the SEC staff. In addition, the proposed listing of the combined company is under review by the staff of the NYSE American LLC (the “NYSE American”).

The closing of the Transactions is expected to occur late in the fourth quarter of 2025 or the first quarter of 2026, subject to certain conditions, including, without limitation, the public filing and effectiveness of the Registration Statement, approval of the Company’s stockholders, and approval of the listing of the registered common shares of BlockchAIn by the NYSE American.

We have evaluated subsequent events through November 12, 2025, the date the financial statements were issued. Based on our evaluation, no additional events than listed above have occurred that would require adjustment to or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company”, “our”, “us”, “we”, “our company” or “Signing Day Sports”, refer to Signing Day Sports, Inc., a Delaware corporation. “Common stock” refers to the Company’s Common Stock, par value $0.0001 per share. The following management’s discussion and analysis of financial condition and results of operations provides information that management believes is relevant to an assessment and understanding of our plans and financial condition. The following financial information should be read in connection with the unaudited financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”) and the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on April 11, 2025, as amended by Amendment No. 1 on Form 10-K filed with the SEC on August 6, 2025 (the “2024 Annual Report”), and the risk factors contained therein.

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

Signing Day Sports launched in 2019. During the first nine months of 2025, 4,755 aspiring high school athletes and groups throughout the United States subscribed to the Signing Day Sports platform. Colleges in the National Collegiate Athletic Association (NCAA) Division I, Division II, and Division III, and the National Association of Intercollegiate Athletics (NAIA), have utilized our platform for recruitment purposes.

In short, we offer a comprehensive solution that services the needs of all participants in the sports recruitment process. Our goal is to change the way sports recruitment is done for the betterment of everyone.

Our Historical Performance

The Company’s management has expressed substantial doubt as to the Company’s ability to continue as a going concern. We have incurred losses for each period from our inception and have accumulated a significant deficit. For the nine months ended September 30, 2025 and 2024, our net loss was approximately $2.8 million and approximately $5.4 million, respectively, and our net cash used in operating activities was approximately $4.1 million and approximately $3.5 million, respectively. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of approximately $28.5 million and approximately $25.7 million, respectively. As of September 30, 2025, we had total current liabilities of approximately $1.1 million, compared to approximately $0.2 million in cash and cash equivalents.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until September 30, 2026 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” of the 2024 Annual Report.

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

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our anticipated ability to obtain sufficient funding to maintain operations and offer additional services and offerings

●	our ability to acquire new customers and users or retain existing customers and users;

●	our ability to offer competitive product pricing;

●	our ability to broaden product offerings;

●	our ability to leverage technology and use and develop efficient processes;

●	our ability to attract and retain talented employees;

●	industry demand and competition; and

●	market conditions and our market position.

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues, net	$30,581	$55,363	$(24,782)	-44.8%
Cost of revenues	8,642	30,259	(21,617)	-71.4%
Gross profit (loss)	$21,939	$25,104	$(3,165)	-12.6%

Operating cost and expenses
Advertising and marketing	3,594	(1,319)	4,913	-372.5%
General and administrative	886,906	1,463,768	(576,862)	-39.4%

Total operating expenses	$890,500	$1,462,449	$(571,949)	-39.1%

Net income (loss) from operations	$(868,561)	$(1,437,345)	$568,784	-39.6%

Other income (expense)
Interest (expense) income	2,791	(164,708)	167,499	-101.7%
Other income (expense), net	299,369	-	299,369	100.0%

Total other income (expense)	$302,160	$(164,708)	$466,868	-283.5%

Net loss	$(566,401)	$(1,602,053)	$1,035,652	-64.6%

Revenues, Net

Revenues, net for the three months ended September 30, 2025 and 2024 were approximately $0.031 million and approximately $0.055 million, respectively. Revenues, net decreased approximately $0.025 million, or 44.8%, due to a decrease in event fee payments.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the three-month periods ended September 30, 2025 and 2024. Subscriptions to our platform require full payment following a seven-day trial for platform access, with the exception of group subscriptions that may make payments on a monthly installment basis.

	Users with Subscriptions
	Three Months Ended September 30,
Subscription Type	2025	2024
Monthly	1,248	1,922
Annual	6	14
Total:	1,254	1,936

Cost of Revenues

Cost of revenues for the three months ended September 30, 2025 and 2024 was approximately $0.009 million and approximately $0.030 million, respectively. Cost of revenue decreased approximately $0.022 million primarily due to purchases of ecommerce apparel during the three months ended September 30, 2024 that did not recur during the three months ended September 30, 2025.

General and Administrative

General and administrative expenses were approximately $0.887 million and approximately $1.464 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of approximately $0.577 million, or 39.4%, was primarily due to decreases in license and permit expenses of approximately $0.211 million, legal expenses of approximately $0.094 million, stock-based compensation of approximately $0.086 million, insurance expenses of approximately $0.053 million, and non-legal professional fees of approximately $0.036 million, offset by an increase in event and travel expenses of approximately $0.003 million.

Interest (Expense) Income

Interest income was $0.003 million and interest expense was approximately $(0.165) million for the three months ended September 30, 2025 and 2024, respectively. The change is due to the repayment of remaining debt obligations of the Company prior to the three months ended September 30, 2025, interest income earned from the Company’s money market account for the three months ended September 30, 2025, and the nonrecurrence of a penalty payment made during the three months ended September 30, 2024 for the early redemption of a certificate of deposit, which had been held by the Company’s bank as collateral for a former line of credit.

Other Income (Expense), Net

Other income (expense), net was approximately $0.299 million and $0 for the three months ended September 30, 2025 and 2024, respectively. Other income for the three months ended September 30, 2025 was due to an Employee Retention Credit tax refund.

Comparison of Nine Months Ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues, net	$245,745	$494,952	$(249,207)	-50.3%
Cost of revenues	28,301	161,454	(133,153)	-82.5%
Gross profit (loss)	$217,444	$333,498	$(116,054)	-34.8%

Operating cost and expenses
Advertising and marketing	4,728	92,290	(87,562)	-94.9%
General and administrative	3,501,062	4,774,689	(1,273,627)	-26.7%

Total operating expenses	$3,505,790	$4,866,979	$(1,361,189)	-28.0%

Net income (loss) from operations	$(3,288,346)	$(4,533,481)	$1,245,135	-27.5%

Other income (expense)
Interest (expense) income	(7,582)	(186,817)	179,235	-95.9%
Deferred tax income, net	-	32,571	(32,571)	-100.0%
Change in fair value of derivative and gain (loss) on warrant exercise	10,764	-	10,764	100.0%
Other income (expense), net	509,085	(725,054)	1,234,139	-170.2%

Total other income (expense)	$512,267	$(879,300)	$1,391,567	-158.3%

Net loss	$(2,776,079)	$(5,412,781)	$2,636,702	-48.7%

Revenues, Net

Revenues, net for the nine months ended September 30, 2025 and 2024 were approximately $0.246 million and approximately $0.495 million, respectively. Revenues, net decreased approximately $0.249 million, or 50.3%, due to a decrease in event fee payments of approximately $0.200 million and a decrease in subscription revenue of approximately $0.045 million.

The following table presents information about the number of users of our platform under subscriptions by type of subscription plan for each of the nine-month periods ended September 30, 2025 and 2024. Subscriptions to our platform require full payment following a seven-day trial for platform access, with the exception of group subscriptions that may make payments on a monthly installment basis.

	Users with Subscriptions
	Nine Months Ended September 30,
Subscription Type	2025	2024
Monthly	4,725	6,702
Annual	30	60
Total:	4,755	6,762

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2025 and 2024 was approximately $0.028 million and approximately $0.161 million, respectively. Cost of revenue decreased approximately $0.133 million, or 82.5%, primarily due to a decrease in development labor cost of approximately $0.100 million.

Advertising and Marketing

Advertising and marketing expenses were approximately $0.005 million and approximately $0.093 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $0.088 million, or 94.9%, was primarily attributable to a shift in marketing strategy, which emphasized the use of cost-effective methods such as social media campaigns during the nine months ended September 30, 2025.

General and Administrative

General and administrative expenses were approximately $3.501 million and approximately $4.775 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $1.274 million, or 26.7%, was primarily due to decreases in event and travel expenses of approximately $0.101 million, legal expenses of approximately $0.586 million, insurance expenses of approximately $0.208 million, stock-based compensation of approximately $0.459 million, license and permits expenses of approximately $0.143 million, recruiting expenses of approximately $0.040 million, and salaries and wages of approximately $0.304 million, offset by an increase in non-legal professional fees of approximately $0.610 million.

Interest (Expense) Income

Interest expense was approximately $(0.008) million and approximately $(0.187) million for the nine months ended September 30, 2025 and 2024, respectively. The change is due to the repayment of remaining debt obligations of the Company during the nine months ended September 30, 2025 and interest income for the nine months ended September 30, 2025 is earned from the Company’s money market account.

Deferred Tax Income

Deferred tax income was approximately $0 and approximately $0.033 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease was due to the fact that the Company did not qualify for the Arizona refundable research and development tax credit in the nine months ended September 30, 2025.

Change in Fair Value of Derivative and Gain on Warrant Exercise

The Company recorded a change in fair value of derivative and gain on warrant exercise of approximately $0.011 million for the nine months ended September 30, 2025. There was no derivative outstanding during the nine months ended September 30, 2024.

Other Income (Expense), Net

Other income (expense), net was approximately $0.509 million and approximately ($0.726 million) for the nine months ended September 30, 2025 and 2024, respectively. Other income for the nine months ended September 30, 2025 was primarily due to an Employee Retention Credit tax refund of approximately $0.490 million. Other expense for the nine months ended September 30, 2024 was primarily due to the payments of commitment fees of approximately $0.664 million and interest expense of approximately $0.200 million.

Liquidity and Capital Resources

As of September 30, 2025, we had cash and cash equivalents of $215,539. As of September 30, 2025, we also had total current liabilities of $1,090,463. As of September 30, 2025, we have financed our operations primarily through sales of securities.

We require additional financing as our current levels of cash will not be sufficient to meet our anticipated cash needs for our operations and other cash requirements until September 30, 2026 and for at least 12 months beyond that period, including our costs associated with being a public reporting company. We may also in the future require additional or alternative cash resources due to changing business conditions, pursuit of rapid product development, significant expansion or introduction of major marketing campaigns, or to fund significant business investments or acquisitions. Since our own financial resources may be insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities in public offerings, private placements or credit facilities. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financial covenants that would restrict our operations. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, could limit our ability to expand our business operations and could harm our overall business prospects.

Going Concern

Management currently believes there is substantial doubt regarding the Company’s ability to continue as a going concern. In recent years, we have suffered recurring losses from operations, negative working capital and cash outflows from operating activities, and therefore have been dependent upon external sources for financing our operations.

As a result of our critical financial condition, we are actively seeking multiple means to raise funds, primarily to pay off existing indebtedness and accounts payable to avoid loan defaults, lawsuits, bankruptcy, and liquidation, rather than for growth or expansion. If we are successful in these regards, we believe that we will be able to fund our planned operations and growth until September 30, 2026 and for at least 12 months beyond that period in order to transition to profitable operations and finance operations primarily from profits. Such acquisition and funding, if obtained, is expected to mitigate the factors which raise substantial doubt about the Company’s ability to continue as a going concern. However, there can be no assurance that the Company will be successful in these regards, or that its financial resources will be sufficient to remain in operation or that necessary financing will be available on satisfactory terms, if at all. The Company may be forced to significantly reduce its spending, delay or cancel its planned activities, sell off substantial assets, or substantially change its business plans or corporate or capital structure. There can also be no assurance that the Company will ever succeed in generating sufficient revenues to continue its operations as a going concern. For further discussion, see “We will need to obtain additional funding to continue operations. If we fail to obtain the necessary financing or fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations and be forced to significantly delay, scale back or discontinue our operations or explore other strategies.” in Part II. Item 1A. “Risk Factors” of the 2024 Annual Report.

The financial statements that accompany this Quarterly Report on Form 10-Q do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan

On August 31, 2022, the Company adopted the Signing Day Sports, Inc. 2022 Equity Incentive Plan (as amended, the “Plan”) for the purpose of granting restricted stock, stock options, and other forms of incentive compensation to officers, employees, directors, and consultants of the Company. On February 27, 2024, the stockholders of the Company approved Amendment No. 1 to the Plan to increase the number of shares of common stock reserved for issuance under the Plan. On September 18, 2024, the stockholders of the Company approved the Signing Day Sports, Inc. Amended and Restated 2022 Equity Incentive Plan, which further increased the number of shares of common stock reserved for issuance under the Plan to 93,750 shares of common stock. As of September 30, 2025, stock options have been granted under the Plan to certain officers, directors, employees, and consultants that may be exercised to purchase a total of 6,024 shares of common stock, not including stock options that terminated without exercise. In addition, as of September 30, 2025, a total of 72,318 shares of restricted stock have been granted under the Plan, not including restricted stock that had been forfeited or returned for tax withholding purposes. See Item 11. “Executive Compensation – Signing Day Sports, Inc. 2022 Equity Incentive Plan” of the 2024 Annual Report for a summary of the principal features of the Plan.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended September 30,
	2025	2024

Net cash used in operating activities	$(4,149,858)	$(3,488,883)
Net cash provided by investing activities	-	2,117,598
Net cash provided by financing activities	4,184,126	249,164
Net change in cash and cash equivalents	34,268	(1,122,121)
Cash and cash equivalents, beginning of period	181,271	1,123,529
Cash and cash equivalents, end of period	$215,539	$1,408

Net cash used in operating activities was approximately $4.150 million for the nine months ended September 30, 2025, as compared to net cash used in operating activities of approximately $3.489 million for the nine months ended September 30, 2024. The change was primarily due to a net decrease in accounts payable of approximately $2.667 million and decreases in stock-based compensation expense of $0.459 million and deferred tax assets of $0.065 million, offset by a decrease in net loss of approximately $2.637 million.

Net cash provided by investing activities was $0 for the nine months ended September 30, 2025, while net cash provided by investing activities was approximately $2.118 million for the nine months ended September 30, 2024. The change was primarily due to proceeds from investments of approximately $2.109 million in the prior period from early redemption of a certificate of deposit with Southwest Heritage Bank.

Net cash provided by financing activities was approximately $4.184 million for the nine months ended September 30, 2025, while net cash provided by financing activities was approximately $0.249 million for the nine months ended September 30, 2024. The net cash provided by financing activities for the nine months ended September 30, 2025 was primarily due to proceeds from the issuance of common stock and exercises of warrants of approximately $4.615 million, offset by payments on debt borrowings of approximately $0.431 million. The net cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to proceeds of approximately $1.512 million from common stock issuances, offset by repayment of a revolving line of credit of approximately $1.263 million.

Recent Developments

Pursuant to the Helena Purchase Agreement (as defined in “—Contractual Obligations – Purchase Agreement with Helena Global Investment Opportunities 1 Ltd.”), from October 1, 2025, to November 6, 2025, the Company sold an aggregate of 70,000 shares of common stock for gross proceeds of $109,310 and net proceeds of $105,484 after payment of related placement agent fees.

Contractual Obligations

Summary of Future Contractual Financial Obligations

The following table outlines our future contractual financial obligations by period in which payment is expected, as of September 30, 2025:

	Total	Short-Term	Long-Term
Operating lease obligations	$77,761	$77,761	$-
Loans payable	-	-	-
Total contractual obligations	$77,761	$77,761	$-

Purchase Agreement with Helena Global Investment Opportunities 1 Ltd.

Under the Purchase Agreement, dated as of July 21, 2025 (the “Helena Purchase Agreement”), between the Company and Helena Global Investment Opportunities 1 Ltd. (“Helena”), the Company has the right, but not the obligation, to direct Helena to purchase up to $10,000,000 (the “Helena Commitment Amount”) in shares of common stock of the Company (“Purchase Shares”), subject to the terms and conditions contained in the Helena Purchase Agreement.

During the term of the Helena Purchase Agreement, the Company may direct Helena to purchase a certain portion of the Helena Commitment Amount (an “Advance”) by delivering a notice (“Advance Notice”) to Helena. The Company shall, in its sole discretion, select the amount of the Advance requested by the Company in each Advance Notice. However, each requested Advance may not exceed the lesser of (i) 100% of the average of the Daily Value Traded (as defined in the Helena Purchase Agreement) of the common stock over the ten trading days immediately preceding an Advance Notice, or (ii) $5,000,000, subject to modification by the parties’ mutual prior written consent.

If no Advance Notice is pending settlement at the time that the Company issues an Advance Notice, then the purchase price to be paid by Helena for the Purchase Shares will be 98% of the lowest daily VWAP (as defined in the Helena Purchase Agreement) of the common stock during the three trading days commencing on the date of Helena’s receipt of the Purchase Shares relating to such Advance Notice. If an Advance Notice is pending settlement at the time that the Company issues an Advance Notice, then the purchase price to be paid by Helena for the Purchase Shares will be 95% of the VWAP of the common stock on the same trading day that the Advance Notice is received by Helena, or the next trading day in the event the Advance Notice is received after 8:30 a.m. Eastern Time subject to the mutual written consent of the Company and Helena.

In consideration for Helena’s execution and delivery of the Helena Purchase Agreement, the Company issued 50,000 shares of common stock to Helena (the “Commitment Fee Shares”), having an aggregate value, as of July 21, 2025, of $97,000, within one business day of the date of the authorization of such issuance by the NYSE American LLC (the “NYSE American”). The Commitment Fee Shares were deemed fully earned on the date of the Helena Purchase Agreement. In addition, the Company will be responsible for up to $25,000 of Helena’s customary due diligence and legal fees in connection with the Helena Purchase Agreement.

Each Advance is subject to the following limitations: (1) The Company may not conduct a sale under the Helena Purchase Agreement to the extent that the effect would be the issuance of an aggregate number of shares of common stock under the Helena Purchase Agreement that would exceed 19.99% of the outstanding shares of common stock as of the date of the Helena Purchase Agreement, or 779,166 shares as of July 21, 2025 (the “Exchange Cap”), until the Company obtains the requisite stockholder approval for issuances in excess of the Exchange Cap; (2) no Advance may cause the aggregate number of shares of common stock beneficially owned (as calculated pursuant to Section 13(d) of the Exchange Act), by Helena and its affiliates as a result of previous issuances and sales of shares of common stock to Helena under the Helena Purchase Agreement to exceed 4.99% of the then issued and outstanding shares of common stock; and (3) no Advance may be in excess of the Registrable Securities (as defined below) covered by an effective registration statement.

The Company will be prohibited from conducting any Variable Rate Transaction (as defined in the Helena Purchase Agreement) from the date of the Helena Purchase Agreement to the earlier of the date that is (i) 12 months after the effective date of the initial registration statement covering the resale of the Registrable Securities or (ii) two months after any termination of the Helena Purchase Agreement, subject to certain limited exceptions.

The term of the Helena Purchase Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the date of the Helena Purchase Agreement, (ii) the date on which Helena shall have made payment for Advances equal to the Helena Commitment Amount, (iii) by the Company upon five trading days’ prior written notice to Helena, provided that there are no outstanding Advance Notices, the Company has paid all amounts owed to Helena pursuant to the Helena Purchase Agreement, including the Commitment Fee Shares, or (iv) by mutual written consent.

Pursuant to the Helena Purchase Agreement, the Company was required to file a registration statement with the SEC registering the resale of common stock and any securities issued or issuable to Helena from time to time under the Helena Purchase Agreement (the “Registrable Securities”) within 30 calendar days of the date of the Helena Purchase Agreement, and to have such registration statement be declared effective by the SEC within 90 calendar days of the date of the Helena Purchase Agreement. Under a Limited Waiver Agreement, dated as of August 18, 2025, between the Company and Helena, Helena waived the filing deadline of such registration statement, provided that such registration statement was filed by September 3, 2025. The Company must also file one or more additional registration statements for the resale of the Registrable Securities if necessary.

The Helena Purchase Agreement contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Pursuant to a Placement Agency Agreement, dated as of July 21, 2025 (the “Placement Agency Agreement”), between the Company and Maxim Group LLC (“Maxim Group”), Maxim Group is serving as the exclusive placement agent for the Company in connection with the transactions contemplated by the Helena Purchase Agreement. Pursuant to the Placement Agency Agreement, the Company will pay Maxim Group a cash fee equal to 3.5% of the gross proceeds received by the Company pursuant to the Helena Purchase Agreement. In addition, the Company shall reimburse Maxim Group for all travel and other out-of-pocket expenses incurred, including the reasonable fees, costs and disbursements of its legal counsel, in an amount not to exceed an aggregate of $50,000, provided that such limit shall be $25,000 in aggregate in the event that the Placement Agency Agreement is terminated prior to consummation of the transactions contemplated by the Helena Purchase Agreement.

Business Combination Agreement

On May 27, 2025, the Company entered into a Business Combination Agreement with BlockchAIn Digital Infrastructure, Inc., a Delaware corporation (“BlockchAIn”), One Blockchain LLC, a Delaware limited liability company (“One Blockchain”), BCDI Merger Sub I Inc., a Delaware corporation and a wholly owned subsidiary of BlockchAIn (“Merger Sub I”), and BCDI Merger Sub II LLC, a Delaware limited liability company and a wholly owned subsidiary of BlockchAIn (“Merger Sub II”), dated as of May 27, 2025 (the “Business Combination Agreement”).

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

In addition, the Business Combination Agreement provides that BlockchAIn will issue to Maxim Partners LLC (“Maxim”) (or its designees) a number of BlockchAIn Shares equal to 3.5% of the total transaction enterprise value at the Closing, and, if applicable, 3.5% of the Earnout Shares, in accordance with the M&A Advisory Agreement between Blockchain One c/o VCV Digital and Maxim Group LLC dated January 29, 2025. The number of BlockchAIn Shares issued to Maxim (or its designees) will reduce only the equity ownership otherwise allocable to the holders of One Blockchain Membership Interests. The Business Combination Agreement provides that BlockchAIn may adjust the number of BlockchAIn Shares into which the shares of common stock of the Company and the One Blockchain Membership Interests may be converted so long as the aggregate number of BlockchAIn Shares that the stockholders of the Company are entitled to receive pursuant to the terms of the Business Combination Agreement will be at least 8.5% of the BlockchAIn Shares that are outstanding on a fully diluted basis immediately after the Closing (excluding any out-of-the-money options and warrants) and (ii) such adjustment does not have a negative impact on the qualification of the BlockchAIn Shares to become listed on the NYSE American.

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

In addition, the Business Combination Agreement contains certain covenants governing the interim period between the execution of the agreement and the earlier of the Closing or termination of the Business Combination Agreement (the “Interim Period”). In connection with the Mergers, the parties will jointly prepare and file with the SEC a registration statement on Form S-4 registering the issuance of, and containing a prospectus relating to, the BlockchAIn Shares to be issued pursuant to the Business Combination Agreement (the “Form S-4 Registration Statement”), and a proxy statement with respect to a meeting of the Company’s stockholders to be held to approve the Transactions and related proposals (the “Meeting”). These covenants also include a number of restrictions on the conduct of the Company. In particular, without the prior written consent of One Blockchain, which may not to be unreasonably withheld, the Company may not, among other things:

●	other than with respect to Permitted Capital Raises (as defined below): (A) authorize for issuance, issue, grant, sell, pledge, dispose of or propose to issue, grant, sell, pledge or dispose of any of its equity securities or any options, warrants, commitments, subscriptions or rights of any kind to acquire or sell any of its shares or other equity securities, or other securities, including any securities convertible into or exchangeable for any of its equity securities or other security interests of any class and any other equity-based awards, or engage in any hedging transaction with a third party with respect to such securities or (B) enter into any engagement letters in connection with any of the foregoing;

●	split, combine, recapitalize, subdivide, reclassify any of its shares or other equity interests or issue any other securities in respect thereof or pay or set aside any dividend or other distribution (whether in cash, equity or property or any combination thereof) in respect of its equity interests, or directly or indirectly redeem, purchase or otherwise acquire or offer to acquire any of its securities;

●	(A) incur, create, assume or otherwise become liable for any indebtedness (directly, contingently or otherwise), (B) make a loan or advance to or investment in any third party (other than advancement of expenses to employees in the ordinary course of business), or (C) guarantee or endorse any indebtedness;

●	incur, create, assume or otherwise become liable for any obligation not in the ordinary course of the Company’s business;

●	terminate, waive or assign any material right under any material agreement to which it is a party, or enter into any contract that would be a material agreement if entered into prior to the date of the Business Combination Agreement;

●	fail to use commercially reasonable efforts to keep in force insurance policies or replacement or revised policies providing insurance coverage with respect to its assets, operations and activities in such amount and scope of coverage as are currently in effect; or

●	waive, release, assign, settle or compromise any claim or action, other than waivers, releases, assignments, settlements or compromises that involve only the payment of monetary damages (and not the imposition of equitable relief on, or the admission of wrongdoing by, the Company) not in excess of $25,000 (individually or in the aggregate), unless such amount has been reserved in the Company’s financial statements.

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

The A&R Sponsorship Agreement provides that the Company will make payments to GFS totaling $300,000 to support the Events, consisting of payment of $150,000 on or before January 30, 2025, which has been paid; $50,000 on or before September 1,2025; and $100,000 on or before December 21, 2025. The final payment will be reduced by the total of each earned but unpaid $60 Athlete Stipend for the 2025 Bowl, and further provided that if the total of each earned but unpaid Athlete Stipend exceeds $100,000, then no such payment will be due, and GFS will pay the difference between earned but unpaid Athlete Stipends and $100,000 to the Company by December 22, 2025.

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

Stock Purchase Agreement with Dear Cashmere Group Holding Company; Termination

On January 28, 2025, the Company entered into a Stock Purchase Agreement (the “DRCR Purchase Agreement”), dated as of January 28, 2025 (the “Effective Date”), by and among the Company, Dear Cashmere Group Holding Company, a Nevada corporation (“DRCR”), James Gibbons (“Gibbons”), and Nicolas Link (together with Gibbons, the “Sellers”). The DRCR Purchase Agreement provided that, subject to the satisfaction or waiver of the conditions set forth in the DRCR Purchase Agreement, the Company would consummate the transactions (the “DRCR Transactions”) contemplated by the DRCR Purchase Agreement at the date (the “DRCR Closing Date”) of the closing of the DRCR Transactions (the “DRCR Closing”). The DRCR Transactions were contemplated to include (a) the Company’s issuance to the Sellers of (i) shares of common stock constituting 19.99% of its outstanding shares of common stock; and (ii) an aggregate of 19,782.720 shares of a Series A Convertible Preferred Stock, par value $0.0001 per share, of the Company, which would automatically convert, upon and subject to certain conditions, into 19,782,720 shares of common stock (the “Preferred Stock Conversion”; and (b) the Sellers’ sale and transfer to the Company of the number of shares of common stock and preferred stock of DRCR that represent in the aggregate 99.13% of the issued and outstanding capital stock and aggregate voting power of DRCR.

The DRCR Purchase Agreement contemplated that: (a) the Company may enter into agreements with additional stockholders of DRCR to purchase their shares of DRCR, pursuant to the terms and conditions set forth in the respective purchase agreements (the “Additional Agreements”); (b) upon the DRCR Closing, DRCR would function as an operating subsidiary of the Company, and the Company would consolidate the financial results and information of DRCR with its own; (c) the Company had obtained an opinion of a financial advisor to the board of directors of the Company to the effect that, as of the date of such opinion, and based on and subject to the assumptions, limitations, qualifications and other matters set forth in such opinion, the DRCR Transactions were fair, from a financial point of view, to the stockholders of the Company, and had provided a copy of the written opinion to DRCR, solely for informational purposes; and (d) subsequent to the DRCR Closing, subject to receipt of any necessary stockholder, regulatory, and stock exchange consents or approvals, the Company would acquire the remaining outstanding equity ownership of the Company through a merger of DRCR into the Company or a wholly-owned subsidiary of the Company (the “DRCR Merger”).

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

The DRCR Purchase Agreement provided that the consummation of the DRCR Transactions was subject to the satisfaction or waiver of certain conditions to the DRCR Closing. The conditions to the DRCR Closing included the condition that the parties to the DRCR Purchase Agreement obtain all approvals required for the initial listing of the Company’s common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and the transfer of the Company’s listing from the NYSE American to Nasdaq (the “Nasdaq Listing Requirement”).

The DRCR Purchase Agreement provided that the Company was required to seek to raise, with DRCR’s assistance, at least $2.0 million of funding through a private placement or public offering of its securities (the “Company Financing”) as soon as possible after the date of the DRCR Purchase Agreement. The net proceeds of the Company Financing was required to be equally split between the Company and DRCR, and each of them was required to use such proceeds for its operations and, in the case of the Company, to pay down its indebtedness and other liabilities such that there would be no material liabilities of the Company remaining at the time of the Preferred Stock Conversion. In order to split the net proceeds of the Company Financing as described above, the Company was required to make loans of one-half of the net proceeds (or such lesser amount as agreed to by the Company, DRCR and the Sellers) to DRCR, which loans were required to be (i) forgiven upon the Preferred Stock Conversion or (ii) repaid if the DRCR Transactions were unwound in accordance with the terms of the DRCR Purchase Agreement or if the DRCR Purchase Agreement was otherwise terminated in accordance with its terms. The Company Financing did not include the offering of securities pursuant to an at the market offering under the Company’s Registration Statement on Form S-3 (SEC File No. 333-283559) filed with the SEC on December 2, 2024 and declared effective by the SEC on December 5, 2024 (the “Form S-3”) or any similar at the market offering, the proceeds of which were required to be used to pay down the Company’s indebtedness and other liabilities such that there will be no material liabilities of the Company remaining at the time of the Preferred Stock Conversion.

In addition, the DRCR Purchase Agreement contained a number of covenants that restricted the Company’s conduct prior to the termination of the DRCR Purchase Agreement or the occurrence of certain other events (the “Restricted Period”). These included the following: The Company could not, without the written consent of DRCR, which could not be unreasonably withheld: (a) Declare any dividends; (ii) adjust, split, combine or reclassify its capital stock (except as may be necessary to satisfy any applicable continued listing requirements of any stock exchange on which the Company’s common stock was listed or any initial listing requirements of any stock exchange to which the Company has applied for listing of the Company’s common stock); (b), redeem, purchase, or otherwise acquire its capital stock (except, in the case of the Company, with respect to a warrant issued on May 16, 2024); (c) issue or sell its capital stock or securities convertible into its capital stock (other than pursuant to the exercise or conversion of convertible securities outstanding on the date of the DRCR Purchase Agreement, or, in the case of the Company, with respect to the At The Market Offering Agreement, dated December 2, 2024 (the “ATM Agreement”), by and between the Company and H.C. Wainwright & Co., LLC, as sales agent (“Wainwright”) and pursuant to the prospectus contained in the Form S-3); (d) enter into any contract with respect to the sale, voting, registration, or repurchase of capital stock (except, in the case of the Company, with respect to a Company Financing or the registration statement on Form S-4 that was required to be prepared and filed pursuant to the applicable terms and provisions of the DRCR Purchase Agreement; (e) incur more than $250,000 of indebtedness, subject to certain exceptions; (f) sell, lease, license, encumber, or dispose of any assets; (g) acquire material assets, properties, or business organizations; (h) enter into certain types of contracts; (i) make certain loans; (j) commence, settle, or take certain other actions with respect to legal actions pending before any governmental or regulatory body; (k) enter into transactions with any affiliate or stockholder that would reasonably be expected to materially delay or prevent the consummation of the DRCR Transactions or the DRCR Merger or that would be required to be described under Item 404 of Regulation S-K; or (l) increase or extend the compensation of any employees, directors, or officers or take certain other actions with respect to employees of the Company or DRCR.

The DRCR Purchase Agreement provided that it may be terminated by any of the parties at any time before the end of the Restricted Period, by written notice, if the DRCR Closing had not occurred on or before the 30th day following the Effective Date, except if the party seeking termination was in material breach of the DRCR Purchase Agreement and such breach proximately caused the failure to consummate the DRCR Transactions on or before the date of the termination (the “Termination Right”).

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

The Boustead Termination Agreement provides that the Company will issue to Boustead 62,500 shares (the “Initial Termination Shares”) of the Company’s common stock by the later of the date that is (i) five business days after the date of the Boustead Termination Agreement and (ii) the date that the NYSE American authorizes the issuance of the Initial Termination Shares (the “Termination Date”). On the Termination Date, the Boustead Engagement Letter and the Boustead Right of First Refusal and rights and obligations pursuant to the Boustead Engagement Letter and the Boustead Right of First Refusal terminated except with respect to certain customary surviving provisions.

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

In addition, the Boustead Termination Agreement required that if the Company raised at least $1 million in gross proceeds from a financing, the Company would pay Boustead $100,000 as partial consideration under the Boustead Termination Agreement and $68,467.43 to pay an existing account payable owed by the Company to Boustead.

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

The Termination Agreement Amendment states that the Company will be required to file a registration statement on Form S-4 that includes a joint proxy statement/prospectus relating to a stockholders meeting of the Company (the “DRCR Transaction Stockholders Meeting”) pursuant to the DRCR Purchase Agreement. The Termination Agreement Amendment provides that the Company will solicit proxies to vote for the Exchange Cap Stockholder Approval at the DRCR Transaction Stockholders Meeting and to include all necessary information to obtain the Exchange Cap Stockholder Approval in the related proxy statement. If the Company files a proxy statement in connection with any other meeting of stockholders, or an information statement in connection with a written consent of stockholders in lieu of a stockholders meeting, prior to the DRCR Transaction Stockholders Meeting, it will include a proposal to obtain the Exchange Cap Stockholder Approval in such proxy statement and solicit proxies for such Exchange Cap Stockholder Approval, or include disclosure of the Exchange Cap Stockholder Approval in such information statement, in each case in accordance with applicable rules of the SEC to obtain the Exchange Cap Stockholder Approval.

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

Mr. Nelson’s cash compensation has been paid through Daniel Nelson Financial Services Inc. (“Daniel Nelson Financial Services”), an entity controlled by Mr. Nelson.

Agreements with Damon Rich

On February 4, 2025, pursuant to the approval of the Signing Day Sports Board, the Company and Damon Rich entered into an Executive Employment Agreement, dated as of February 4, 2025 (the “Rich Employment Agreement”). The Rich Employment Agreement superseded the Consulting Agreement, dated as of June 14, 2024, between the Company and Mr. Rich (the “Rich Consulting Agreement”). Under the Rich Employment Agreement, the Company will pay Mr. Rich $120 per hour for up to 160 hours per month of invoiced services. The Company will pay or reimburse Mr. Rich for all reasonable and necessary expenses actually incurred or paid by Mr. Rich during his employment in the performance of his duties under the Rich Employment Agreement. Mr. Rich will not be eligible to participate in any benefits plans of the Company, including medical, dental and life insurance options, or vacation or sick leave. Mr. Rich’s employment is at-will.

Under the Rich Consulting Agreement, Mr. Rich provided the consulting services as the Company’s Interim Chief Financial Officer from his appointment to this position as of April 19, 2024 until the entry into the Rich Employment Agreement on February 4, 2025. Under the Rich Consulting Agreement, the Company was required to pay Mr. Rich $120 per hour for up to 120 hours per month of invoiced services. Pursuant to the Rich Consulting Agreement, on June 14, 2024, Mr. Rich was granted an award of 417 shares of restricted common stock under the Signing Day Sports Equity Incentive Plan, which vested upon grant. The grant is subject to the Company’s standard form of restricted stock award agreement under the Signing Day Sports Equity Incentive Plan. The Company was required to reimburse Mr. Rich for all reasonable expenses incurred by Mr. Rich directly related to the performance of services under the Rich Consulting Agreement. The Rich Consulting Agreement could be terminated by either party upon five days’ written notice.

Mr. Rich’s cash compensation has been paid through Greystone Business Services Inc., an entity controlled by Mr. Rich.

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

Mr. Hecklinski’s cash compensation has been paid through Heck Communications, an entity controlled by Mr. Hecklinski.

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

April 2024 Promissory Note

On April 11, 2024, Daniel Nelson, the Chief Executive Officer, Chairman and a director of the Company, advanced $100,000 to the Company, without repayment terms. On April 25, 2024, the Company issued a promissory note to Mr. Nelson, dated April 25, 2024, in the base principal amount of $100,000 (the “April 2024 Note”). The April 2024 Note provided for Mr. Nelson to make additional advances under the April 2024 Note of up to $100,000 in addition to the $100,000 base principal amount. On May 1, 2024, Mr. Nelson advanced $75,000 subject to the terms of the April 2024 Note. On June 14, 2024, Mr. Nelson advanced $2,500 subject to the terms of the April 2024 Note. The base principal and all advances under the April 2024 Note accrued interest at a monthly rate of 3.5%, compounded monthly, while such funds are outstanding, from the 30th day following the date of issuance of the April 2024 Note to the 150th day following the date of issuance of the April 2024 Note, such that total interest of $3,500 will accrue as of the end of the first month, $3,622.50 as of the end of the second month, and so on, with respect to the base principal, assuming that it is not prepaid. The base principal, any advances, and accrued interest become payable on the earlier of June 25, 2024 or upon the Company receiving any funding of $1,000,000 (the “April 2024 Note Maturity Date”). The Company was required to make full repayment of the balance of the base principal, advances, and accrued interest within two business days of receiving a written demand from Mr. Nelson on or after the April 2024 Note Maturity Date. The Company could prepay the base principal, any advances, and any interest then due without penalty.

On January 10, 2025 and January 13, 2025, the Company made full payment of the balance of all principal and accrued interest in the amount of $239,662 under the April 2024 Note.

Revolving Lines of Credit with Commerce Bank of Arizona

Under a Business Loan Agreement, dated October 6, 2023 (the “First CBAZ Loan Agreement”), between the Company and Southwest Heritage Bank (formerly Commerce Bank of Arizona) (“SHB”), the Company and SHB entered into a $350,000 secured revolving line of credit (the “First SHB LOC”). In connection with the First SHB LOC, SHB issued a promissory note to the Company, dated October 6, 2023 (the “First SHB Promissory Note”), with an initial principal amount of $350,000. The Company paid loan origination and other fees totaling $4,124. The principal balance under the First SHB Promissory Note bore interest at a variable rate per annum equal to one percentage point above The Wall Street Journal Prime Rate, initially 9.5% per annum, and was to mature on April 6, 2024. There was no penalty for prepayment of the First SHB Promissory Note. The First SHB LOC was required to be guaranteed by Daniel Nelson, Chief Executive Officer, Chairman and a director of the Company, Jodi B. Nelson, who is Mr. Nelson’s wife, and The Nelson Revocable Living Trust, an Arizona trust provided for by the Nelson Revocable Living Trust Agreement established on March 9, 1999 and amended and restated on November 21, 2005 (the “Nelson Trust”), and secured by the property of the Company, Daniel Nelson, Jodi B. Nelson, and the Nelson Trust. The First SHB LOC had been further conditioned on the issuance of Employee Retention Credit payroll tax refunds that the Company expected to be received by April 2024, and was subject to certain other terms and conditions.

Under a Business Loan Agreement, dated December 11, 2023, between the Company and SHB (the “Second SHB Loan Agreement”), the Company and SHB entered into a $2,000,000 secured revolving line of credit (the “Second SHB LOC”). In connection with the Second SHB LOC, SHB issued a promissory note to the Company, dated December 11, 2023 (the “Second SHB Promissory Note”), with principal of $2,000,000. The Company paid loan origination and other fees totaling $5,500 and SHB immediately disbursed $334,625 of the funds in connection with the Second SHB LOC for crediting the full prepayment of the balance in that amount outstanding in connection with the First SHB LOC. The principal balance under the Second SHB Promissory Note incurred interest at a fixed rate per annum of 7.21% per annum, and would have matured on December 11, 2024. There was no penalty for prepayment of the Second SHB Promissory Note. The Second SHB LOC was required to be secured by a 12-month certificate of deposit account held with SHB with a minimum balance of $2,100,000 (the “CD Collateral”) under the Assignment of Deposit Account, dated December 11, 2023, between the Company and SHB (the “Assignment of Deposit Account”).

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

On July 26, 2024, the Company fully repaid the Second SHB Promissory Note. The certificate of deposit account underlying the SHB Collateral was closed and redeemed with an early withdrawal penalty of $54,747, and the SHB Assignment of Deposit and the Second SHB Loan Agreement are no longer in effect.

Nonconvertible 8% Unsecured Promissory Notes

In connection with the closing of the Company’s initial public offering on November 14, 2023, warrants to purchase a total of 940,000 shares of common stock at an exercise price of $2.50 per share were automatically exercised and the proceeds were automatically used to repay the outstanding principal underlying the 8% nonconvertible promissory notes consisting of $2,350,000. On the same date, a total of $113,304 in accrued interest under these promissory notes became due upon the request of the noteholders. Subsequent to November 14, 2023, the Company has paid $11,836 of the interest under these promissory notes at the request of one noteholder, and the remaining accrued interest balance was $101,468 as of September 30, 2025.

September 2023 Loan

On September 20, 2023, Daniel Nelson Financial Services made a loan to the Company of $14,000 (the “September 2023 Loan”). Daniel Nelson is the Chief Executive Officer and sole owner of Daniel Nelson Financial Services and the Chief Executive Officer, Chairman and director of the Company. The September 2023 Loan was non-interest bearing and had no fixed maturity date. The Company repaid $10,470 of the September 2023 Loan on December 29, 2023. The balance of $3,530 was outstanding as of December 31, 2024. On March 7, 2025, the Company made full payment of the balance of all principal remaining in the amount of $3,530 under the September 2023 Loan.

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

At The Market Offering Agreement

On December 2, 2024, the Company entered into the ATM Agreement with Wainwright as sales agent. Pursuant to the ATM Agreement, the Company may offer and sell, from time to time, shares of common stock, through or to Wainwright as the Company’s sales agent or as principal, subject to the terms and conditions set forth in the ATM Agreement. As of September 30, 2025, the Company has registered the sale, at its discretion, of shares of common stock in an aggregate offering amount up to $5,072,010.53 under the ATM Agreement. Wainwright will use commercially reasonable efforts consistent with its normal trading and sales practices to sell shares of common stock from time to time based upon the Company’s instructions, including any price, time or size limits specified by the Company. Upon delivery of a placement notice, and subject to the Company’s instructions in that notice, and the terms and conditions of the ATM Agreement generally, Wainwright may sell shares of common stock by any method permitted by law deemed to be an “at the market offering” as defined by Rule 415(a)(4) promulgated under the Securities Act.

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

The Company or Wainwright, under certain circumstances and upon notice to the other, may suspend the offering of shares of common stock under the ATM Agreement. As of September 30, 2025, the offering of shares of common stock pursuant to the ATM Agreement will terminate upon the sale of shares of common stock in an aggregate offering amount equal to $5,072,010.53, or sooner if either the Company or Wainwright terminates the ATM Agreement.

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

During the three months ended September 30, 2025, no shares were sold through Wainwright under the ATM Agreement. As of September 30, 2025, $8,719 of the maximum aggregate offering amount of $5,072,010 under the ATM Agreement had not been sold.

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

The Company evaluates its tax positions that have been taken or are expected to be taken on income tax returns to determine if an accrual is necessary for uncertain tax positions. As of September 30, 2025 and December 31, 2024, the unrecognized tax benefits accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred. As of September 30, 2025 and December 31, 2024, the 2020 through 2024 tax years generally remain subject to examination by federal and state authorities.

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

In accordance with ASC Subtopic 350-40-25, during the application development stage, some costs are capitalized while other costs are expensed as incurred. In general, costs that are directly attributable to the development of the software are capitalized. The Company’s platform remained in the application development stage for soccer, baseball, and softball recruitment and additional feature development and enhancements for purposes of football recruitment during the three and nine months ended September 30, 2025 and 2024. Capitalized costs associated with the platform during the three and nine months ended September 30, 2025 and 2024 consisted of fees paid to third parties for services provided to develop the software during the application development stage, costs incurred to obtain computer software from third parties, and payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project, to the extent of the time spent directly on the project. The following other costs during the three and nine months ended September 30, 2025 and 2024 were incurred as expenses and were not capitalized: Training costs, data conversion costs except for costs to develop or obtain software that allows for access or conversion of old data by new systems, and general and administrative costs and overhead costs.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) prior to the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were, in design and operation, not effective at a reasonable assurance level due to the following material weaknesses in our internal control over financial reporting:

●	Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties; and

●	We did not have a comprehensive and formalized accounting and financial reporting policies and procedures manual which details the information needed for our financial reporting process. As a result, certain key processes were not consistently followed during our quarterly reporting, including proper and timely preparation and review of account reconciliations.

Changes in Internal Control over Financial Reporting

Following the identification of the material weaknesses described above, management commenced remediation actions relating to these material weaknesses beginning in the nine months ended September 30, 2025, as follows:

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

The material weaknesses identified above will not be considered fully remediated until these additional controls and procedures have operated effectively for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of our remediation plans and will make changes management determines to be appropriate. If not remediated, these material weaknesses could result in material misstatements to our annual or interim consolidated financial statements that may not be prevented or detected on a timely basis or result in a delayed filing of required periodic reports. If we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected, and we could become subject to litigation or investigations by the NYSE American, the SEC, or other regulatory authorities, which could require additional financial and management resources.

There were no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the three months ended September 30, 2025, there were no material pending legal proceedings or material developments in pending legal proceedings, other than ordinary routine litigation incidental to our business, to which the Company is a party or of which any of their property is the subject.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A. “Risk Factors” of the 2024 Annual Report.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2025, we did not sell any equity securities that were not registered under the Securities Act and that were not previously disclosed in a Current Report on Form 8-K.

Purchases of Equity Securities

No repurchases of our common stock were made during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None of our directors or “officers,” as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a Rule 10b5-1 trading plan or arrangement or a non-Rule 10b5-1 trading plan or arrangement, as defined in Item 408(c) of Regulation S-K, during the fiscal quarter ended September 30, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description
2.1	Business Combination Agreement, dated as of May 27, 2025, among Signing Day Sports, Inc., BlockchAIn Digital Infrastructure, Inc., One Blockchain LLC, BCDI Merger Sub I Inc., and BCDI Merger Sub II LLC* (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 28, 2025)
3.1	Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Annual Report on Form 10-K filed on March 29, 2024)
3.2	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of Signing Day Sports, Inc. filed with the Secretary of State of the State of Delaware on November 14, 2024 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 18, 2024)
3.3	Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on May 15, 2023)
3.4	Amendment No. 1 to the Second Amended and Restated Bylaws of Signing Day Sports, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 8, 2023)
10.1	Purchase Agreement, dated as of July 21, 2025, between Signing Day Sports, Inc. and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 22, 2025)
10.2	Placement Agency Agreement, dated as of July 21, 2025, between Signing Day Sports, Inc. and Maxim Group LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 22, 2025)
10.3	Amended and Restated Sponsorship Agreement, dated as of July 31, 2025, between Goat Farm Sports, LLC and Signing Day Sports, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 31, 2025)
10.4	Limited Waiver Agreement, dated as of August 18, 2025, between Signing Day Sports, Inc. and Helena Global Investment Opportunities 1 Ltd. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K/A filed on August 29, 2025)
31.1**	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1***	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	Inline XBRL Instance Document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Executive compensation plan or arrangement
*	Annexes, schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted annexes, schedules and exhibits upon request by the SEC.
**	Filed herewith
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2025	SIGNING DAY SPORTS, INC.

/s/ Daniel Nelson
	Name:	Daniel Nelson
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Damon Rich
	Name:	Damon Rich
	Title:	Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)